Form 10-Q
period 1996-03-31
ELECTRONIC FAB TECHNOLOGY CORP
filed 1996-05-14
CIK 916797

U. S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:   March 31, 1996
[   ] TRANSITION  REPORT  PURSUANT  SECTION  13  OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
   For the transition period from              to

                Commission file number: 0-23332

                ELECTRONIC FAB TECHNOLOGY CORP.
     (Exact name of registrant as specified in its charter)


         Colorado                                       84-0854616
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                      7251 West 4th Street
                 Greeley, Colorado  80634-9763
            (Address of principal executive offices)

                         (970) 353-3100
                  (Issuer's telephone number)

                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
     YES     X                                    NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    Class of Common Stock                     Outstanding at May 1, 1996
Common Stock, par value $0.01                       3,940,860 shares









                  ELECTRONIC FAB TECHNOLOGY CORP.

                           FORM 10-Q

                             INDEX




PART I.  FINANCIAL INFORMATION                               PAGE NUMBER
 Item 1.   Financial Statements (unaudited)

               Condensed Balance Sheets -- March 31,             3
               1996 and December 31, 1995

               Condensed Statements of Income -- Three           4
               months ended March 31, 1996 and 1995

               Condensed Statements of Cash Flows --             5
               Three months ended March 31, 1996 and
               1995

               Notes to Condensed Financial Statements           6
               -- March 31, 1996

 Item 2.   Management's Discussion and Analysis of               7
           Results of Operations and Financial Condition



PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                     10


SIGNATURES                                                      11




                  ELECTRONIC FAB TECHNOLOGY CORP.
                      CONDENSED BALANCE SHEETS
                             (unaudited)



                                             March 31,             December 31,
                                               1996                    1995
ASSETS
Current assets
Cash and cash equivalents                              $46,075            $481,086
Accounts receivable, net of allowances of $20,000    4,841,754           4,982,450
Inventories (note 2)                                11,586,547           9,859,414
Income taxes receivable                                177,847          74,922
Prepaid expenses and other current assets              356,898         528,466
     Total current assets                           17,009,121      15,926,338
Property, plant and equipment, at cost              13,374,123      12,839,976
  Less accumulated depreciation                      4,185,921       3,949,163
      Net property, plant and equipment              9,188,202       8,890,813
Other assets                                           169,804         167,148

                                                   $26,367,127     $24,984,299

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable                                      $2,250,000     $     -
  Current portion of long-term debt                    170,000        170,000
  Accounts payable                                   4,434,198      4,986,757
  Accrued expenses and other liabilities               871,770        901,738
     Total current liabilities                       7,725,968      6,058,495
Long-term debt, net of current portion               2,975,000      3,060,000
Deferred income taxes                                  344,568        356,606
Shareholders' equity
  Preferred stock, $.01 par value.  Authorized
     5,000,000 shares; none issued or outstanding         -              -
  Common stock, $.01 par value.  Authorized 45,000,000
     shares; issued 3,940,860 shares                    39,409         39,409
  Additional paid-in capital                        10,181,204     10,181,204
  Retained earnings                                  5,100,978      5,288,585
     Total shareholders' equity                     15,321,591     15,509,198

                                                   $26,367,127    $24,984,299

<F1>
See notes to condensed financial statements.

                   ELECTRONIC FAB TECHNOLOGY CORP.
                   CONDENSED STATEMENTS OF INCOME
                             (unaudited)

                                              Three months ended March 31,
                                               1996                 1995
Net sales                                  $15,002,959          $12,118,557
Cost of goods sold                          14,403,137           11,172,542

     Gross profit                              599,822              946,015

Selling, general, and administrative
  expense                                      811,620              724,509

     Operating income (loss)                  (211,798)             221,506

Other income (expense):
     Interest expense                          (95,526)             (84,570)
      Other, net                                (7,144)              52,823
                                              (102,670)             (31,747)

      Income (loss) before income taxes       (314,468)             189,759

Income tax expense (benefit)                  (126,861)              64,979

     Net income (loss)                       ($187,607)            $124,780

Income (loss) per common and common
  equivalent share                              ($0.05)               $0.03

Weighted average shares outstanding          3,958,335            3,947,067

<F1>
See notes to condensed financial statements.

TABLE

                  ELECTRONIC FAB TECHNOLOGY CORP.
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                  Three months ended March 31,
                                                   1996                  1995
Cash Flows From Operating Activities:
  Net income (loss)                               ($187,607)            $124,780
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                   324,465              404,620
      Deferred income taxes                         (23,936)              (2,421)
      (Gain) loss on sale of assets                  14,441                 -
  Changes in operating assets and liabilities:
     Accounts receivable                            140,696             (656,040)
      Inventories                                (1,727,133)             219,966
      Prepaid expenses and other current assets     159,671              (58,970)
      Accounts payable and accrued expenses        (582,527)            (188,305)
      Income taxes                                 (102,925)               2,745
      Other assets                                   (2,656)                 375
       Net cash (used in) operating activities   (1,987,511)            (153,250)

Cash flows from investing activities
  Proceeds from sale of equipment                    95,600                 -
  Purchase of property, plant and equipment        (708,100)          (1,050,071)
       Net cash (used in) investing activities     (612,500)          (1,050,071)

Cash flows from financing activities
  Common stock issued, net                             -                   9,490
  Principal payments on long-term debt              (85,000)             (85,000)
  Borrowings (payments) on notes payable, net     2,250,000            1,160,000
        Net cash provided by financing activities 2,165,000            1,084,490
        Decrease in cash and
        cash equivalents                           (435,011)            (118,831)

Cash and cash equivalents:
  Beginning of period                               481,086              153,483

  End of period                                     $46,075              $34,652

<F1>
See notes to condensed financial statements.
</FN)

                          ELECTRONIC FAB TECHNOLOGY CORP.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1--Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31,1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1995.

Note 2--Inventories

     The components of inventory consist of the following:

                                           March 31,              December 31,
                                              1996                 1995

          Purchased parts
            and completed
            subassemblies               $9,182,597               $8,051,648
            Work-in-process              2,403,950                1,807,766
                                        $11,586,547              $9,859,414



Note 3--Supplemental Disclosure of Cash Flow Information


                                        Three months ended
                                             March 31,

                                              1996           1995
Cash paid during the period for:
         Interest                            $96,797        $74,965

         Income taxes                        $ -0-          $ -0-

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE MONTHS ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

     Net sales. Net sales are net of discounts and are recognized upon shipment to a customer. The Company's net sales increased by 23.8% to $15,002,959 for the first quarter of fiscal 1996, from $12,118,557 during the same period in fiscal 1995. The increase in net sales is due to increased shipments to new and existing customers consisting primarily of increased material sales associated with turnkey manufacturing.

     Gross profit. Gross profit equals net sales less cost of goods sold (such as salaries, leasing costs, and depreciation charges related to production operations); and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the first quarter of fiscal 1996, gross profit decreased 36.6% to $599,822 compared to $946,015 for the same period in 1995. The gross profit margin for the first quarter of fiscal 1996 was 4.0% compared to 7.8% for the same period of fiscal 1995. The primary reason for the decline in gross profit is related to decreased efficiencies manifested in increased costs related to the start-up of manufacturing of new assemblies and other costs. Direct labor costs and related benefits increased approximately $543,000 in the first quarter of 1996 compared to the first quarter of 1995, an increase of 34.6%. Manufacturing supplies and expenses increased approximately $134,400 in the first quarter of 1996 compared to first quarter of 1995, an increase of 50.4%. The Company also experienced incremental costs associated with its current reengineering project such as expenses related to moving of surface mount lines, productions lines and various manufacturing equipment and personnel costs associated with reorganization of business processes. These costs were approximately $75,000 to $100,000 in the first quarter of 1996.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses ("SGA expense") consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SGA expense increased by 12.0% or $87,111 to $811,620 in the first quarter of 1996, compared with $724,509 a year earlier. The increase is due primarily to increased variable selling costs associated with higher sales volume. As a percentage of net sales SGA expenses decreased from 6.0% of net sales in the first quarter of fiscal 1995 to 5.4% of net sales in fiscal 1996.

     Operating income. Operating income for the first quarter of fiscal 1996 decreased 191.1% to a loss of $211,798 from income of $221,506 in the first quarter of fiscal 1995. Operating income as a percentage of net sales decreased to -1.4% in the first quarter of fiscal 1996 from 1.8% in the same period last year. The decrease in operating income was the result of factors noted above.

     Interest expense. Interest expense for the first quarter of 1996 was $95,526 compared to $84,570 for the same period in fiscal 1995. The need to fund the increase in inventory levels with operating debt was the primary reason for the increase in interest expense.

     Income tax expense. The estimate of the Company's effective income tax rate for the first quarter of fiscal 1996 and 1995 was 40.3% and 34.2% respectively. This percentage fluctuates substantially because relatively small dollar amounts tend to move the rate significantly as estimates change. State tax credits generated from capital investment and job creation also continue to effect state taxes because of the Company's location in a state-designated "enterprise" zone.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of fiscal 1996 cash used in operations was $1,987,511 compared to cash used in operations of $153,250 in the same period last year. Cash used to fund inventory growth and a net loss from operations were the key factors that created this use of cash.

     As of March 31,1996, working capital totaled $9,283,153 compared to $9,867,843 at December 31,1995. The decline is attributable primarily to the purchase of fixed assets in the first quarter of 1996.

     Accounts receivable increased 7.2% to $4,841,754 at March 31,1996 from $4,514,563 at March 31,1995. A comparison of receivable turns (i.e. annualized sales divided by current accounts receivable) for the first quarter of fiscal 1996 and the first quarter of fiscal 1995 is 12.4 and 10.7 turns, respectively.

     Inventories increased 59.6% to $11,586,547 at March 31,1996 from $7,259,408 at March 31,1995. A comparison of inventory turns (i.e. annualized cost of sales divided by current inventory) for the first quarter of fiscal 1996 and 1995 shows a decrease to 5.0 from 6.2, respectively.

     The Company used cash to purchase capital equipment totaling $708,100 in the first quarter of 1996, compared with $1,050,071 in the same period last year. Capital purchases in the first quarter of 1996 consist primarily of test equipment and upgrades to the Company's management information systems. The Company has budgeted capital expenditures for 1996 of approximately $3,800,000. The Company is in the process of reengineering its business processes and developing and purchasing new management information systems which are projected to cost approximately $2,300,000 of which $380,000 was spent in 1995 and another $140,000 was spent in the first quarter of 1996. The new systems budget includes hardware, software and consulting fees. In addition, the Company has another $1,500,000 budgeted for new manufacturing and test equipment. These acquisitions will be funded out of existing debt facilities.

     At March 31, 1996, the Company had available a revolving line of credit and a term loan aggregating $10,000,000 under which $2,250,000 was outstanding. Interest on this credit facility accrues when drawn down at the Bank One Prime rate plus .25% (9.0% at March 31,1996). The credit facility is collateralized by substantially all of the Company's assets, other than real estate. The loan agreements from the credit facilities contain restrictive covenants relating to capital expenditures, borrowing and payment of dividends. These credit facilities may be withdrawn/canceled at the bank's option under certain conditions such as default or in the event the Company experiences a material negative change in financial condition. The Company also has a term loan that is secured by deeds of trust on both of the Company's buildings and land. The term of the loan is seven years with a 20 year amortization. Principal payments are semi-annual with monthly payments of interest. The loan rate floats at the Citibank prime rate plus 1% (9.25% at March 31,1996) with a cap of 9.5%. The rate is adjusted annually on September 15th. The balance due on this loan was $3,145,000 at March 31,1996.

     The Company may require additional capital to finance enhancements to, or expansions of, its manufacturing capacity in accordance with its business strategy. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. Although no assurance can be given that financing will be available on terms acceptable to the Company, the Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowing, or leasing arrangements.


QUARTERLY RESULTS

     Although management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or year.

Item 6.   Exhibits and Reports on Form 8-K

(a)     none

(b) The Company did not file any report on Form 8-K during the three months ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ELECTRONIC FAB TECHNOLOGY CORP.
                                        (Registrant)



Date:      May 13, 1996                      Gerald J. Reid
                                   Gerald J. Reid
                                   President and Chairman of the Board



Date:      May 13, 1996               Stuart W. Fuhlendorf
                                   Stuart W. Fuhlendorf
                                   Treasurer and Chief Financial Officer



Date:      May 13, 1996                Brent L. Hofmeister
                                   Brent L. Hofmeister
                                   Controller