Form 10-Q
period 1996-06-30
ELECTRONIC FAB TECHNOLOGY CORP
filed 1996-08-14
CIK 916797

U. S.          SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended:   June 30, 1996
 [   ] TRANSITION  REPORT  PURSUANT  SECTION  13  OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
   For the transition period from              to

                Commission file number: 0-23332

                ELECTRONIC FAB TECHNOLOGY CORP.
     (Exact name of registrant as specified in its charter)


                           Colorado

                           84-0854616


                (State or other jurisdiction of
                 incorporation or organization)

                        (I.R.S. Employer
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class of Common Stock
Common Stock, par value $0.01
Outstanding at August 1, 1996
 3,942,660 shares

                ELECTRONIC FAB TECHNOLOGY CORP.

                           FORM 10-Q

                             INDEX




PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER

     Item 1.   Financial Statements (unaudited)

               Condensed Balance Sheets -- June 30,
               1996 and December 31, 1995                               3

               Condensed Statements of Income -- Three
               months and six months ended June 30,
               1996 and 1995                                            4

               Condensed Statements of Cash Flows --
               Six months ended June 30, 1996 and 1995                  5

               Notes to Condensed Financial Statements--
               June 30, 1996                                            6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition                                                7


PART II.  OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                        10

     Item 5.   Other Information                                       11

     Item 6.   Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                             13



                  ELECTRONIC FAB TECHNOLOGY CORP.
                      CONDENSED BALANCE SHEETS
                             (unaudited)



                                                          June 30,          December 31,
ASSETS                                                      1996               1995
Current assets
  Cash and cash equivalents                                  $25,048            $481,086
  Accounts receivable, net of allowances of $20,000        7,164,174           4,982,450
  Inventories (note 2)                                    10,816,201           9,859,414
  Income taxes receivable                                    251,041              74,922
  Prepaid expenses and other current assets                  355,199             528,466
     Total current assets                                 18,611,663          15,926,338
Property, plant and equipment, at cost                    13,712,538          12,839,976
  Less accumulated depreciation                            4,508,230           3,949,163
     Net property, plant and equipment                     9,204,308           8,890,813
Other assets                                                 191,859             167,148

                                                         $28,007,830         $24,984,299

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable                                            $4,200,000         $      -
  Current portion of long-term debt                          170,000             170,000
  Accounts payable                                         4,255,188           4,986,757
  Accrued expenses and other liabilities                     855,985             901,738
     Total current liabilities                             9,481,173           6,058,495
Long-term debt, net of current portion                     2,975,000           3,060,000
Deferred income taxes                                        353,232             356,606
Shareholders' equity
  Preferred stock, $.01 par value. Authorized 5,000,000
     shares; none issued or outstanding                         -                   -
  Common stock, $.01 par value. Authorized 45,000,000
     shares;issued 3,942,660 shares and 3,940,860 shares      39,427              39,409
  Additional paid-in capital                              10,187,180          10,181,204
  Retained earnings                                        4,971,818           5,288,585
     Total shareholders' equity                           15,198,425          15,509,198

                                                         $28,007,830         $24,984,299

<F1>
See notes to condensed financial statements.


                   ELECTRONIC FAB TECHNOLOGY CORP.
                   CONDENSED STATEMENTS OF INCOME
                             (unaudited)

                                     Three months ended June 30,            Six months ended June 30,
                                       1996             1995                  1996            1995
Net Sales                           $15,941,411      $12,329,715           $30,944,370     $24,448,272
Cost of goods sold                   15,176,895       11,008,931            29,580,032      22,181,473

  Gross profit                          764,516        1,320,784             1,364,338       2,266,799

Selling, general, and administrative
  expense                               844,920          789,824             1,656,540       1,514,333

    Operating income (loss)             (80,404)         530,960              (292,202)        752,466

Other income (expense):
  Interest expense                     (147,087)         (84,394)             (242,613)       (168,964)
  Other, net                             23,615           14,356                16,471          67,179

                                       (123,472)         (70,038)             (226,142)       (101,785)

  Income (loss) before income taxes    (203,876)         460,922              (518,344)        650,681

Income tax expense (benefit)            (74,716)         161,184              (201,577)        226,163

  Net income (loss)                   ($129,160)        $299,738             ($316,767)       $424,518

Income (loss) per common and common
  equivalent share                       ($0.03)           $0.08                ($0.08)          $0.11

Weighted average shares outstanding   3,954,660        3,972,804             3,956,836       3,964,698

<F1>
See notes to condensed financial statements.



                              ELECTRONIC FAB TECHNOLOGY CORP.
                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                     Six months ended June 30,
                                                      1996              1995
Cash Flows From Operating Activities:
  Net income (loss)                                          ($316,767)         $424,518
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                              661,461           841,971
      Deferred income taxes                                     (18,383)          172,887
      (Gain) loss on sale of assets                              (9,479)             -
  Changes in operating assets and liabilities:
      Accounts receivable                                    (2,181,724)         (695,336)
      Inventories                                              (956,787)          477,479
      Prepaid expenses and other current assets                 188,276          (163,603)
      Accounts payable and accrued expenses                    (777,322)         (708,262)
      Income taxes                                             (176,119)          (99,252)
      Other assets                                              (24,711)         (124,625)
        Net cash provided by (used in) operating activities  (3,611,555)          125,780

Cash flows from investing activities
  Proceeds from sale of equipment                                96,402              -
  Purchase of property, plant and equipment                  (1,061,879)       (1,626,134)
       Net cash provided by (used in) investing activities     (965,477)       (1,626,134)

Cash flows from financing activities
  Common stock issued, net                                        5,994            32,966
  Principal payments on long-term debt                          (85,000)          (85,000)
  Borrowings (payments) on notes payable, net                 4,200,000         1,500,000
      Net cash provided by financing activities               4,120,994         1,447,966
      Decrease in cash and
        cash equivalents                                       (456,038)         (52,388)

Cash and cash equivalents:
  Beginning of period                                           481,086          153,483

  End of period                                                 $25,048         $101,095

<F1>
See notes to condensed financial statements.



                ELECTRONIC FAB TECHNOLOGY CORP.
            NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1--Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1995.

Note 2--Inventories

     The components of inventory consist of the following:

                                             June 30,           December 31,
                                               1996                 1995

     Purchased parts
       and completed
       subassemblies                        $8,883,639           $8,051,648
     Work-in-process                         1,932,562            1,807,766

                                           $10,816,201           $9,859,414


Note 3--Supplemental Disclosure of Cash Flow Information


                                                   Six months ended
                                                      June 30,

                                                   1996            1995
Cash paid during the period for:
         Interest                                 $232,757       $167,520

         Income taxes                              $ 6,000       $152,530


            MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                THREE MONTHS ENDED JUNE 30, 1996


RESULTS OF OPERATIONS

     Net sales. Net sales are net of discounts and are recognized upon shipment to a customer. The Company's net sales increased by 29.3% to $15,941,411 for the second quarter of fiscal 1996, from $12,329,715 during the same period in fiscal 1995. The increase in net sales is due to increased shipments to existing customers consisting primarily of increased material sales associated with turnkey manufacturing.

     The Company's net sales increased by 26.6% to $30,944,370 during the six months of fiscal 1996, from $24,448,272 during the same period of fiscal 1995.

     Gross profit. Gross profit equals net sales less cost of goods sold (such as salaries, leasing costs, and depreciation charges related to production operations); and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the second quarter of fiscal 1996, gross profit decreased 42.1% to $764,516 compared to $1,320,784 for the same period in 1995. The gross profit margin for the second quarter of fiscal 1996 was 4.8% compared to 9.3% for the same period of fiscal 1995. The primary reason for the decline in gross profit is related to changing product mix and customers as well as reorganization and re-engineering costs. Direct labor costs and related benefits increased approximately $412,500 in the second quarter of 1996 compared to the second quarter of 1995, an increase of 24.9%. Variable manufacturing expenses increased approximately $116,500 in the second quarter of 1996 compared to second quarter of 1995, an increase of 42.0%. The Company also experienced incremental costs associated with its current re-engineering project such as expenses related to moving of surface mount lines, productions lines and various manufacturing equipment and personnel costs associated with reorganization of business processes and the hiring of a Chief Executive Officer. These costs were approximately $100,000 in the second quarter of 1996. Management is creating a plan to reduce expenses related to direct and non-direct manufacturing expenses.

     Gross profit decreased by 39.8% to $1,364,338 compared to $2,266,799 for the first six months of fiscal 1995. The gross profit margin for the first six months of fiscal 1996 was 4.4% compared to 9.3% for the first six months of 1995. Direct labor costs and related benefits increased approximately $955,500 in the first six months of 1996 compared to the same period in 1995. Variable manufacturing expenses increased approximately $250,900 in the first six months of 1996 compared to the first six months of 1995. The Company has also experienced incremental costs associated with its current re-engineering project such as expenses related to moving of surface mount lines, production lines and various manufacturing equipment and personnel costs associated with reorganization of business processes and the hiring of a Chief Executive Officer. These costs were approximately $175,000 in the first six months of 1996.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses ("SGA expense") consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SGA expense increased by 7.0% or $55,096 to $844,920 in the second quarter of 1996, compared with $789,824 a year earlier. The increase is due primarily to increased variable selling costs associated with higher sales volume. As a percentage of net sales SGA expenses decreased from 6.4% of net sales in the second quarter of fiscal 1995 to 5.3% of net sales in fiscal 1996.

     Selling, general and administrative expenses increased by 9.4% to $1,656,540 for the six months of fiscal 1996 compared with $1,514,333 a year earlier. As a percentage of net sales, SGA decreased to 5.4% in the first six months of 1996 from 6.2% in the same period of fiscal 1995. The increase in dollars is associated with variable costs related to higher sales volume.

     Operating income. Operating income for the second quarter of fiscal 1996 decreased 115.1% to a loss of $80,404 from income of $530,960 in the second quarter of fiscal 1995. Operating income as a percentage of net sales decreased to (0.5%) in the second quarter of fiscal 1996 from 4.3% in the same period last year. The decrease in operating income was the result of factors noted above.

     Operating income for the first six months of fiscal 1996 decreased 138.8% to a loss of $292,202 from income of $752,466 in the first six months of fiscal 1995. Operating income as a percent of sales decreased to (0.9%) in the first six months of fiscal 1996 compared to 3.1% in the first six months of fiscal 1995. This decrease is the result of items discussed above.

     Interest expense. Interest expense for the second quarter of 1996 was $147,087 compared to $84,394 for the same period in fiscal 1995. The need to fund the increase in inventory and accounts receivable levels with operating debt was the primary reason for the increase in interest expense.

     Interest expense for the first six months of 1996 was $242,613 compared to $168,964 for the same period a year earlier. Borrowing due to the increases in inventory and accounts receivable levels is the primary reason for the increase in interest expense.

     Income tax expense. The estimate of the Company's effective income tax rate for the second quarter of fiscal 1996 and 1995 was 36.6% and 35.0% respectively. This percentage fluctuates substantially because relatively small dollar amounts tend to move the rate significantly as estimates change. State tax credits generated from capital investment and job creation also continue to effect state taxes because of the Company's location in a state-designated "enterprise" zone.

     The effective income tax rate for the first six months of fiscal 1996 was 38.9% compared to 34.8% from the same period a year earlier. This percentage fluctuates because relatively small dollar amounts tend to move the rate significantly as estimates change and the Company is located in a state enterprise zone which gives access to state tax credits for capital investment and job creation.


LIQUIDITY AND CAPITAL RESOURCES

     During the second quarter of fiscal 1996 cash used in operations was $3,611,555 compared to cash provided by operations of $125,780 in the same period last year. Cash used to fund inventory and accounts receivable growth were the key factors that created this use of cash.

     As of June 30, 1996, working capital totaled $9,130,490 compared to $9,867,843 at December 31,1995. The decline is attributable primarily to the purchase of fixed assets and long-term debt retirement in the first half of the year.

     Accounts receivable increased 57.3% to $7,164,174 at June 30,1996 from $4,553,859 at June 30, 1995. A comparison of receivable turns (i.e. annualized sales divided by current accounts receivable) for the second quarter of fiscal 1996 and the second quarter of fiscal 1995 is 8.6 and 10.7 turns, respectively.

     Inventories increased 54.4% to $10,816,201 at June 30, 1996 from
$7,001,895 at June 30, 1995.  A comparison of inventory turns (i.e.
annualized cost of sales divided by current inventory) for the second quarter of fiscal 1996 and 1995 shows a decrease to 5.5 from 6.3, respectively.

     The Company used cash to purchase capital equipment totaling $1,061,879 in the first six months of 1996, compared with $1,626,134 in the same period last year. Capital purchases in the second quarter of 1996 consist primarily of expenditures related to the Company's management information systems driven by the re-engineering of the Company's business processes. The Company is in the process of re-engineering its business processes and developing and purchasing new management information systems which are projected to cost approximately $2,300,000 of which $380,000 was spent in 1995 and another $360,000 was spent in the first six months of 1996. The new systems budget includes hardware, software and consulting fees. In addition, the Company has another $1,500,000 budgeted for new manufacturing and test equipment. These acquisitions will be funded out of existing debt facilities or new operating leases.

     At June 30, 1996, the Company had available a revolving line of credit and a term loan aggregating $10,000,000 under which $4,200,000 was outstanding. Interest on this credit facility accrues when drawn down at the Bank One Prime rate plus .25% (8.5% at June 30, 1996). The credit facility is collateralized by substantially all of the Company's assets, other than real estate. The loan agreements from the credit facilities contain restrictive covenants relating to capital expenditures, borrowing and payment of dividends. These credit facilities may be withdrawn/canceled at the bank's option under certain conditions such as default or in the event the Company experiences a material negative change in financial condition. The Company also has a term loan that is secured by deeds of trust on both of the Company's buildings and land. The term of the loan is seven years with a 20 year amortization. Principal payments of $85,000 are semi-annual with monthly payments of interest. The loan rate floats at the Citibank prime rate plus
1% (9.25% at June 30, 1996) with a cap of 9.5%. The rate is adjusted annually on September 15th. The balance due on this loan was $3,145,000 at June 30, 1996.

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

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual meeting of stockholders of Electronic Fab Technology Corp. was held on May 31, 1996, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:


                                    Shares Voted              Shares
                                       "For"                "Withheld"

Lloyd A. McConnell                   3,372,896                50,051
David W. VanWert                     3,373,496                49,451
Darrayl F. Cannon                    3,373,496                49,451
Stuart W. Fuhlendorf                 3,373,896                50,051
Robert F. McNamara                   3,373,896                50,051


     The proposal to amend the Company's Equity Incentive Stock Option Plan was approved by the following vote:

    Shares Voted           "Against"        "Abstain"        Shares Not
       "For"                                                    Voted

     3,332,971              71,345           18,631            520,013


     The appointment of KPMG Peat Marwick LLP as independent auditor was approved by the following vote:

    Shares Voted            "Against"        "Abstain"       Shares Not
       "For"                                                    Voted

     3,414,780               2,473             5,694           520,013



Item 5.   Other Information

     Mr. Jack Calderon was hired as the Company's Chief Executive Officer and appointed to the Board of Directors effective August 5, 1996.


Item 6.   Exhibits and Reports on Form 8-K

(a)  none

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.
Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ELECTRONIC FAB TECHNOLOGY CORP.
                                        (Registrant)



Date:  August 14, 1996             ____Gerald J. Reid____________________
                                   Gerald J. Reid
                                   President and Chairman of the Board



Date:  August 14, 1996             ____Stuart W. Fuhlendorf______________
                                   Stuart W. Fuhlendorf
                                   Treasurer and Chief Financial Officer



Date:  August 14, 1996             ____Brent L. Hofmeister_______________
                                   Brent L. Hofmeister
                                   Controller