Form 10-Q
period 1996-09-30
ELECTRONIC FAB TECHNOLOGY CORP
filed 1996-11-14
CIK 916797

U. S. SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C.  20549

                      FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:   September 30, 1996
        [ ] TRANSITION  REPORT  PURSUANT  SECTION  13  OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
     Class of Common Stock
     Common Stock, par value $0.01
     Outstanding at October 1, 1996
      3,942,660 shares

           ELECTRONIC FAB TECHNOLOGY CORP.

                         FORM 10-Q

                           INDEX




     PART I.  FINANCIAL INFORMATION
     PAGE NUMBER


          Item 1.   Financial Statements (unaudited)



                    Condensed Balance Sheets -- September
                         30, 1996 and December 31, 1995                   3


                    Condensed Statements of Income -- Three
                         months and nine months ended September
                         30, 1996 and 1995                                4


                    Condensed Statements of Cash Flows --
                         Nine months ended September 30, 1996 and
                         1995                                             5


                    Notes to Condensed Financial Statements
                         -- September 30, 1996                            6


          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial Condition         7


     PART II.  OTHER INFORMATION



          Item 5.   Other Information                                    11

          Item 6.   Exhibits and Reports on Form 8-K                     11


     SIGNATURES                                                          12





          ELECTRONIC FAB TECHNOLOGY CORP.
                         CONDENSED BALANCE SHEETS
                               (unaudited)



                                                   September 30,                   December 31,
                                                        1996                          1996

ASSETS
Current assets
  Cash and cash equivalents                                    $30,556                    $481,086
  Accounts receivable, net of allowances of $20,000          3,420,482                   4,982,450
  Inventories (note 2)                                      10,147,092                   9,859,414
  Income taxes receivable                                      984,675                      74,922
  Prepaid expenses and other current assets                    265,998                     528,466
    Total current assets                                    14,848,803                  15,926,338
Property, plant and equipment, at cost                      13,229,462                  12,839,976
  Less accumulated depreciation                              4,393,291                   3,949,163
    Net property, plant and equipment                        8,836,171                   8,890,813
Other assets                                                    45,323                     167,148

                                                           $23,730,297                 $24,984,299

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable                                              $2,300,000                 $     -
  Current portion of long-term debt                            170,000                     170,000
  Accounts payable                                           2,458,883                   4,986,757
  Accrued expenses and other liabilities                     1,737,430                     901,738
    Total current liabilities                                6,666,313                   6,058,495
Long-term debt, net of current portion                       2,890,000                   3,060,000
Deferred income taxes                                          334,883                     356,606
Shareholders' equity
  Preferred stock, $.01 par value.  Authorized 5,000,000
    shares; none issued or outstanding                            -                           -
  Common stock, $.01 par value.  Authorized 45,000,000
    shares; issued 3,942,660 shares and 3,940,860 shares        39,427                      39,409
  Additional paid-in capital                                10,187,180                  10,181,204
  Retained earnings                                          3,612,494                   5,288,585
      Total shareholders' equity                            13,839,101                  15,509,198

                                                           $23,730,297                 $24,984,299

<F1>
See notes to condensed financial statements.



                     ELECTRONIC FAB TECHNOLOGY CORP.
                     CONDENSED STATEMENTS OF INCOME
                               (unaudited)



                                                 Three months ended                                 Nine months ended
                                                     September 30,                                    September 30,

                                               1996              1995                              1996             1995
Net sales                                   $13,631,921     $11,691,875                      $44,576,291        $36,140,147
Cost of goods sold                           13,096,171      11,072,107                       42,676,203         33,253,580

  Gross profit                                  535,750         619,768                        1,900,088          2,886,567

Selling, general, and
  administrative expense                      1,746,550         844,243                        3,403,090          2,358,576

Impairment of fixed assets                      725,869            -                             725,869               -

Operating income (loss)                      (1,936,669)       (224,475)                      (2,228,871)           527,991

Other income (expense):
  Interest expense                             (141,898)        (96,769)                        (384,511)          (265,733)
  Gain (loss) on disposition of assets          (12,723)           -                             (12,723)            51,500
  Other, net                                     13,341           6,959                           29,812             22,638

                                               (141,280)        (89,810)                        (367,422)          (191,595)

  Income (loss) before income taxes          (2,077,949)       (314,285)                      (2,596,293)           336,396

Income tax expense (benefit)                   (718,626)       (101,404)                        (920,203)           124,759

  Net income (loss)                         ($1,359,323)      ($212,881)                     ($1,676,090)          $211,637

Income (loss) per common and
  common equivalent share                        ($0.34)         ($0.05)                          ($0.42)             $0.05

Weighted average shares outstanding           3,968,417       3,961,007                        3,968,417          3,968,417

<F2>
See notes to condensed financial statements.


                     ELECTRONIC FAB TECHNOLOGY CORP.
                   CONDENSED STATEMENTS OF CASH FLOWS
                               (unaudited)


                                                              Nine months ended September 30,
                                                                 1996                   1995
Cash Flows From Operating Activities:
  Net income (loss)                                          ($1,676,090)             $211,637
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                               999,454             1,301,748
      Deferred income taxes                                      (10,103)              300,423
      (Gain) loss on sale and impairment of fixed assets       1,181,000                  -
Changes in operating assets and liabilities:
      Accounts receivable                                      1,561,968                89,259
      Inventories                                               (287,678)             (642,215)
      Prepaid expenses and other current assets                  250,848              (230,549)
      Accounts payable                                        (2,527,874)              206,338
      Accrued expenses                                           835,692              (336,995)
      Income taxes                                              (909,753)             (328,193)
      Other assets                                               121,824               (95,014)
        Net cash provided by (used in) operating activities     (460,712)              476,439

Cash flows from investing activities
  Proceeds from sale of equipment                                 10,157                  -
  Purchase of property, plant and equipment                   (2,135,969)           (2,231,860)
       Net cash (used in) investing activities                (2,125,812)           (2,231,860)

Cash flows from financing activities
  Common stock issued, net                                         5,994               165,667
  Principal payments on long-term debt                          (170,000)             (170,000)
  Borrowings (payments) on notes payable, net                  2,300,000             1,625,000
       Net cash provided by financing activities               2,135,994             1,620,667
       Increase (decrease) in cash and
         cash equivalents                                       (450,530)             (134,754)

Cash and cash equivalents:
  Beginning of period                                            481,086               153,483
  End of period                                                  $30,556               $18,729

<F3>
See notes to condensed financial statements.

              ELECTRONIC FAB TECHNOLOGY CORP.
          NOTES TO CONDENSED FINANCIAL STATEMENTS


     Note 1--Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1995.

     Note 2--Inventories

          The components of inventory consist of the following:

                                            September 30,         December 31,
                                                1996                  1995

              Purchased parts
                and completed
                subassemblies                $7,993,503             $8,051,548
              Work-in-process                 2,153,589              1,807,766

                                            $10,147,092             $9,859,414


     Note 3--Supplemental Disclosure of Cash Flow Information


                                                   Nine months ended
                                                     September 30,
                                                 1996               1995
     Cash paid during the period for:
          Interest                             $374,960           $167,520
          Income taxes                          $12,728           $152,530



           MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996


                              RESULTS OF OPERATIONS

          Net sales. Net sales are net of discounts and are recognized upon shipment to a customer. The Company's net sales increased by 16.6% to $13,631,921 for the third quarter of fiscal 1996, from $11,691,875 during the same period in fiscal 1995.
     The increase in net sales is due primarily to increased material sales associated with electro-mechanical assembly (box-build) to one customer.

          The company's net sales increased by 23.3% to $44,576,291 during the nine months of fiscal 1996, from $36,140,147 during the same period of fiscal 1995. Again this increase is primarily the result of the sales related to the box-build activity noted above.

          Gross profit. Gross profit equals net sales less cost of goods sold (such as salaries, leasing costs, and depreciation charges related to production operations); and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the third quarter of fiscal 1996, gross profit decreased 13.6% to $535,750 compared to $619,768 for the same period in 1995. The gross profit margin for the third quarter of fiscal 1996 was 3.9% compared to 5.3% for the same period of fiscal 1995. The primary reason for the decline in gross profit is related to restructuring charges of $479,029 that were included in cost of goods sold for the third quarter of 1996. Without these restructuring charges, gross profit would have been $1,014,779 or 7.4% of net sales, an increase of 63.7% over the third quarter of 1995. These restructuring charges were severance expenses related to a decrease in workforce, write down of inventory related to changes in the Company's customer mix, and expenses related to the reorganization of the manufacturing floor and manufacturing processes.

          Gross profit decreased by 34.2% to $1,900,088 compared to $2,886,567 for the first nine months of fiscal 1996. The gross profit margin for the first nine months of fiscal 1996 was 4.3% compared to 8.0% for the first nine months of 1995. Excluding the restructuring charges as explained above gross profit would have been $2,379,117 or 5.3% for the third quarter of 1996. The additional decline not related to the restructuring charge taken in the third quarter of fiscal 1996 was attributable to increased overhead associated with the change in product mix from third quarter of 1995 to third quarter of 1996. The decreased efficiencies prompted the Company to hire a new Chief Executive Officer and decrease its workforce and cost structure in order to position the Company for future success.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses (SGA expense) consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SGA expense increased by 106.9% to $1,746,550 in the third quarter of 1996, compared with $844,243 a year earlier. The increase is due to restructuring charges as explained above related to SGA expense in the amount of $922,404 in the third quarter of 1996. Excluding these costs the SGA expense would have been $824,146 a decrease of $20,007 from third quarter of 1995. As a percentage of net sales SGA expenses increased from 7.2% of net sales in the third quarter of fiscal 1995 to 12.8% of net sales in fiscal 1996. Excluding the restructuring charges SGA expenses would have been 6.0% of net sales for the third quarter of 1996.

          Selling, general and administrative expenses increased by 44.3% to $3,403,090 for the nine months of fiscal 1996 compared with $2,358,576 a year earlier. Excluding the restructuring charges incurred in third quarter of 1996 SGA expenses would have increased by $122,110 or 5.2% over the first nine months of 1995. As a percentage of net sales, SGA increased to 7.6% in the first nine months of 1996 from 6.5% in the same period of fiscal 1995. Without the restructuring charges SGA expenses would have been 5.6% of net sales for the nine months ended September 30, 1996.

          Impairment of fixed assets. During the third quarter of 1996 the Company incurred a write down associated with impaired assets in the amount of $725,869. Statement of Financial Accounting Standards No.121-Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of ; requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company went through a corporate restructuring in the third quarter of 1996 which included a workforce reduction and a change in the way product is manufactured which resulted in several assets both tangible and intangible to be eliminated from operations. Certain software that we will no longer be using as well as excess equipment that is now held for sale was written down to fair value in order to comply with Statement No.121 as mentioned above.

          Operating income. Operating income for the third quarter of fiscal 1996 decreased 762.8% to a loss of $1,936,669 from a loss of $224,475 for the third quarter of fiscal 1995. Operating income as a percentage of net sales decreased to (14.2%) in the third quarter of fiscal 1996 from (1.9%) in the same period last year. The decrease in operating income was attributable to the restructuring charges and impairment of fixed assets write down as noted above. The total of these items for the third quarter of 1996 was $2,127,302. Excluding these items operating income would have been $190,633 or 1.4% of net sales for the third quarter of 1996.

          Operating income for the first nine months of fiscal 1996 decreased 522.1% to a loss of $2,228,871 from income of $527,991 in the first nine months of fiscal 1995. Operating income as a percent of sales decreased to (5.0%) in the first nine months of fiscal 1996 compared to 1.5% in the first nine months of 1995.
     By excluding the restructuring charges noted above the operating loss would have been $101,569 or (0.2%) of net sales for the nine months ended September 30, 1996.

          Interest expense. Interest expense for the third quarter of 1996 was $141,898 compared to $96,769 for the same period in fiscal 1995. The need to fund the increase in inventory and accounts receivable levels with operating debt was the primary reason for the increase in interest expense.

          Interest expense for the first nine months of 1996 was $384,511 compared to $265,733 for the same period a year earlier. Borrowing due to increases in inventory and accounts receivable levels is the primary reason for the increase in interest expense.

          Income tax expense. The estimate of the Company's effective income tax rate for the third quarter of fiscal 1996 and 1995 was 34.6% and 32.3% respectively. This percentage fluctuates substantially because relatively small dollar amounts tend to move the rate significantly as estimates change. State tax credits generated from capital investment and job creation also continue to effect state taxes because of the Company's location in a state-designated "enterprise" zone.

          The effective income tax rate for the first nine months of fiscal 1996 was 35.4% compared to 37.1% from the same period a year earlier. This percentage fluctuates because relatively small dollar amounts tend to move the rate significantly as estimates change and the Company is located in a state enterprise zone which gives access to state tax credits for capital investment and job creation.


     LIQUIDITY AND CAPITAL RESOURCES

          During the first nine months of fiscal 1996 cash used in operations was $460,712 compared to cash provided by operations of $476,439 in the same period last year. Cash used to reduce accounts payable was the key factor that created the use of cash in 1996.

          As of September 30,1996, working capital totaled $8,182,490 compared to $9,867,843 at December 31,1995. The decline is attributable primarily to the purchase of fixed assets and long-term debt retirement in the first nine months of the year.

          Accounts receivable decreased 9.3% to $3,420,482 at September 30,1996 from $3,769,264 at September 30,1995. A comparison of receivable turns (i.e. annualized sales divided by current accounts receivable) for the third quarter of fiscal 1996 and the third quarter of fiscal 1995 is 15.9 and 12.4 turns, respectively.

          Inventories increased 24.9% to $10,147,092 at September 30,1996 from $8,121,589 at September 30,1995. A comparison of inventory turns (i.e. annualized cost of sales divided by current inventory) for the third quarter of fiscal 1996 and 1995 shows a decrease to 5.2 from 5.5, respectively.


          The Company used cash to purchase capital equipment totaling $2,135,969 in the first nine months of 1996, compared with $2,231,860 in the same period last year. Capital purchases for the remainder of 1996 are anticipated to be minimal with the exception of expenditures related to the installation of the new management information systems estimated to be about $150,000 for the fourth quarter of 1996.

          On October 2, 1996, the Company renegotiated its revolving line of credit in the amount of $10,000,000 with a maturity date of June 5, 1997. The amount outstanding was $2,300,000 at September 30, 1996. Interest on this credit facility accrues when drawn down at the Bank One Prime rate plus .25% (8.5% at September 30, 1996). The credit facility is collateralized by substantially all of the Company's assets, other than real estate. The loan agreement from this facility contains restrictive covenants relating to capital expenditures, borrowing and payment of dividends, and certain financial statement ratios. These credit facilities may be withdrawn/canceled at the bank's option under certain conditions such as default or in the event the Company experiences a material negative change in financial condition. The Company also has a term loan that is secured by deeds of trust on both of the Company's buildings and land. The term of the loan is seven years with a 20 year amortization. Principal payments of $85,000 are semi-annual with monthly payments of interest. The loan rate floats at the Citibank prime rate plus 1% (9.25% at September 30, 1996) with a cap of 9.5%. The rate is adjusted annually on September 15. The balance due on the loan was $3,060,000 at September 30, 1996.

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


     QUARTERLY RESULTS

          Although management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter of the year.
Item 5.   Other Information

          Mr. Jack Calderon was hired as the Company's Chief
     Executive Officer and appointed to the Board of Directors effective August 5, 1996.


     Item 6.   Exhibits and Reports on Form 8-K

     (a)  none

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ELECTRONIC FAB TECHNOLOGY CORP.
                                             (Registrant)



     Date:  November 13, 1996           Jack Calderon
                                   Jack Calderon
                                   President and Chief
                                   Executive Officer



     Date:  November 13, 1996           Stuart Fuhlendorf
                                   Stuart W. Fuhlendorf
                                   Treasurer and Chief
                                   Financial Officer



     Date:  November 13, 1996      Brent L. Hofmeister
                                   Brent L. Hofmeister
                                   Controller