Form 10-K
period 1996-12-31
ELECTRONIC FAB TECHNOLOGY CORP
filed 1997-03-28
CIK 916797

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-K
                          (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1996

                              OR
  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from__________to _________

                Commission File Number 0-23332

               ELECTRONIC FAB TECHNOLOGY CORP.
    (Exact name of registrant as specified in its charter)
                           COLORADO
       (State or other jurisdiction of incorporation of organization)
                          84-0854616
               (I.R.S. Employer Identification No.)

                        7251 West 4th St
                       Greeley , Colorado
           (Address of principal executive offices)
                            80634
                          (Zip Code)
  Registrant's telephone number, including area code:  (970) 353-3100

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock
                       (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of March 14, 1997, the number of outstanding shares of Common Stock was 5,922,660. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market, was approximately $11,962,530.

             DOCUMENTS INCORPORATED BY REFERENCE
       Part III of this Form 10-K is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders to be held May 28, 1997.


  PART I

  Item 1. Business

     The information set forth below contains "forward looking statements" within the meaning of the federal securities laws, including statements regarding opportunities for growth from expanded use of contract manufacturing by OEMs, the Company's new strategic business plan and development of its new management information system, the trend toward turnkey manufacturing, the Company's expectations regarding increases in the numbers of assemblies ordered by customers, and other statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements.

  General

     Electronic Fab Technology Corp. (the "Company" or "EFTC"), formed in 1981, is an independent provider of electronic manufacturing services to original equipment manufacturers ("OEMs") in the computer peripherals, medical equipment, industrial controls, telecommunications equipment and electronic instrumentation industries.

     The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. The Company also provides computer-aided testing of printed circuit boards, subsystems and final assemblies. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit boards and electro-mechanical devices into other components of the customers products.

     Most of the Company's sales are generated from turnkey contracts, whereby the Company provides the components and other materials used in the assembly process, as well as value-added services. A lesser amount of the Company's sales is made on a consignment basis, whereby the Company, using components provided by the customer, provides only assembly and post-assembly testing services. The Company focuses on a market niche of complex, mid-volume industrial electronic products, where high levels of responsiveness and flexibility are most valuable to customers.

       In 1994, the Company completed a new 52,000 square foot manufacturing facility in Greeley, Colorado and acquired two new surface mount technology production lines. In 1995, the Company began a process to replace its existing management information systems and, following a reevaluation of the project and resultant changes in it, the Company expects the completion date to be in the third quarter of 1997.


     On August 5, 1996, the board hired Mr. Jack Calderon as the new President and Chief Executive Officer of the Company. After a short period of cost restructuring and internal reorganization, Mr. Calderon
  implemented a program named "the 100 Week Journey of Progress,"   which
  included five key corporate goals: (i) become the recognized leader in high-mix electronic contract manufacturing; (ii) become a multi-sited manufacturer; (iii) double revenues; (iv) provide a broader range of service to a broader customer base; and (v) outperform competitors in return-on-equity, cash flow and sales growth. Among the strategies to meet such goals, the Company adopted an acquisition strategy centered on finding companies that are favorably located geographically, which will strengthen the Company financially and are focused on the same high-mix strategy as the Company.

     As an additional part of its corporate restructuring in the third quarter of 1996, the Company developed and implemented an innovative manufacturing methodology, Asynchronous Process Manufacturing ("APM"). APM involves the combination of high-speed manufacturing equipment, sophisticated information systems and standardized process teams to produce small quantities of products more flexibly and more quickly through the factory to market. The Company implemented APM for all its customers as part of the Company's new strategy to deliver manufacturing solutions for high-mix products in high speed modes. The Company's new high-mix market focus concentrates on offering solutions to OEMs in the medical, instrumentation and high-end storage industries, as well as certain segments of the communications industry. See "Manufacturing Services" below.

     On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon Corporation, and Current Electronics (Washington), Inc., a Washington Corporation, for total consideration of approximately $10.3 million, consisting of 1,980,000 shares of Company common stock and approximately $4.9 million in cash. The Company will record goodwill of approximately $6.5 million in connection with the acquisition, which will be amortized over 30 years. The combined revenues for Current Electronics, Inc. and Current Electronics (Washington), Inc. for the fiscal year ended September 30, 1996 was approximately $32.5 million.

     In connection with the business combination, the Company renegotiated its line of credit to increase maximum borrowings to $15,000,000 and extended the maturity date to June 1998. In addition, the Company obtained a 90 day bridge loan in the amount of $4.9 million, the proceeds from which were used to pay the cash consideration related to the acquisition, as discussed above.

     At December 31, 1996, the Company had 398 employees and four fully-automated surface mount technology lines.




  Manufacturing Services in the Electronics Industry

      The electronic manufacturing services industry emerged in the
  United States in the 1970's. By subcontracting their manufacturing operations, OEMs can realize productivity gains because fewer in-house employees are needed to produce products, and manufacturing capacity and
  capabilities increase without capital investment.   Four key
  developments have spurred the growth in the electronics manufacturing services industry: surface mount technology ("SMT"), turnkey manufacturing, concurrent engineering and outsourcing in the electronics industry.

     Surface Mount Technology.   In SMT production,  electronic
  components are attached and soldered directly onto the surface of a circuit board rather than inserted through holes. This process differs from pin-through-hole technology, where electronic components, such as integrated circuits, are attached to printed circuit boards by means of pins, also known as leads, that are inserted into pre-drilled holes on a circuit board, and are then soldered to complete the circuitry. SMT components are smaller, can be spaced more closely together and, unlike pin-through-hole components, can be placed on both sides of a circuit board. This allows for product miniaturization, while enhancing the electronic properties of the circuit. Because the SMT manufacturing process is fully automated, it results in lower labor costs and higher quality output than pin-through-hole manufacturing.

     Turnkey Manufacturing. Traditionally OEMs provided most components and other materials needed to complete a job on a consignment basis to electronics contract manufacturers ("ECMs"). Coincident with the trend toward SMT, OEMs began to shift the responsibility for material procurement to ECMs. This concept came to be known as "turnkey manufacturing." Turnkey manufacturing benefits OEMs in several ways. It allows an OEM's purchasing agents to focus on procurement of fewer parts, making it easier to coordinate the timing of future deliveries. In many cases, turnkey manufacturing reduces material costs because ECMs can combine the purchasing needs of customers when negotiating volume pricing agreements with suppliers. Turnkey manufacturing also frees working capital of OEMs that would otherwise be tied up in raw material inventory.

     Concurrent Engineering. In an effort to gain greater efficiency in material procurement and manufacturing, OEMs are giving contractors greater input on such design issues as board layout, component selection, production methods, and the preparation of assembly drawings and test schematics. With such "concurrent engineering," also known as "design for manufacturability," OEMs can tap the contract manufacturer's expertise at the outset to minimize manufacturing bottlenecks.

     Outsourcing. To improve performance, many OEMs are concentrating resources on their "core competencies," or those business activities that give them a strategic advantage in the marketplace. Non-core activities are eliminated or outsourced. Many OEMs have determined that manufacturing is not one of their corecompetencies and are outsourcing
  their manufacturing to ECMs.    In addition, utilization of outside
  contract manufacturers by OEMs enables the OEMs to focus their efforts on research, product design and development, and marketing. Other significant benefits of using ECM services include: reduced time to market, reduced capital investment, access to leading-edge manufacturing technology, improved inventory management and improved purchasing power. The Company believes that many OEMs now view contract manufacturers as an integral part of their business and manufacturing strategy rather than as a back-up source to in-house manufacturing capacity during peak periods. The types of services now being outsourced have also grown. OEMs are outsourcing more design engineering, distribution and after-sale support, in addition to material procurement, manufacturing and testing.

  Strategy

     The Company's objective is to be a leading provider of electronic contract manufacturing services exclusively focusing on the needs of
  high-mix OEM customers in its targeted markets.   In pursuing this
  objective, the Company has created a new strategic business plan, its "100-Week Vision," with five key goals: (i) become the recognized leader in high-mix contract manufacturing; (ii) become a multi-sited manufacturer; (iii) double revenues; (iv) provide a broader range of service to a broader customer base; and (v) outperform competitors in return-on-equity, cash flow and sales growth.

     Creating and maintaining long-term relationships with customers by providing high quality, cost-effective manufacturing services marked by a high degree of responsiveness and flexibility. The central tenet of the Company's operating philosophy is customer service, characterized by high quality, flexibility and responsiveness to the needs of the customer. The Company maximizes the level of service provided to customers by using (i) total quality management to assure that the Company realizes the full value of its human resources, (ii) APM, (iii) computer-integrated manufacturing to allow the Company to track the progress and costs of each project on a real-time basis and to respond quickly and effectively to customer inquiries and changes and (iv) create new services such as fixed price prototype and point-of-use inventory. For a more detailed discussion of the Company's manufacturing operations, see "Manufacturing Services" below.

     Focusing on a market niche of complex, high-mix products. The Company provides contract manufacturing services to established producers of electronic products. The Company focuses primarily on
  high-mix OEMs in the   medical, instrumentation, and high end data
  storage industries, as well as certain segments of the communication industry. High levels of quality, responsiveness and flexibility tend to be of most value to OEMs in these industries. Management believes that there are many OEMs in these industries with high-mix product requirements that could benefit from using, or expanding their use of, contract manufacturers, and therefore represent significant opportunities for the Company's growth. Given its focus, the Company does not compete for the manufacture of low cost, high volume printed circuit boards for use in personal computers, automotive or other consumer related products.

     Increasing profitability by emphasizing turnkey manufacturing and concurrent engineering and expanding the breadth of services offered. Management believes that expanding the scope of its relationships with its customers leads to greater stability of its customer base and increased profit opportunities. The Company has been successful in converting most of its customers (over 90%) from consignment manufacturing to turnkey manufacturing and emphasizes turnkey relationships in its negotiations with new customers. Although turnkey manufacturing generally results in a lower gross profit percentage compared to consignment sales, the Company is attempting to improve margins by reengineering several critical business processes in order to achieve improved efficiencies. In addition, the Company works to expand its relationships with existing customers by emphasizing concurrent engineering and other services. The Company frequently works with its customers to develop and utilize advanced engineering to improve product quality, to reduce cost and to gain early access to new product introductions. This positions the Company to negotiate the price of new projects rather than being submitted to a competitive bid process.
  These concurrent engineering activities include: design for manufacturability; design for testability; and component applications engineering.

     Further diversifying its markets by pursuing opportunities in a variety of industries and geographic areas. Management has sought to balance the benefits of industry segment specialization with industry concentration risks by focusing on four market segments: medical, instrumentation, high-end data storage and communications. Management believes that, by addressing multiple markets, the Company is less susceptible to downturns in any single OEM industry, while limiting the total number of markets allows the Company to offer more precisely tailored solutions to address the particular needs of each different market. In addition, management believes that having manufacturing facility sites in several locations allows, the Company to better serve customers and puts the Company in a better position to compete for new customers. As part of the revision of the Company's strategy in the third quarter of 1996, the Company adopted an acquisition strategy that focuses on acquiring high-mix ECMs with favorable geographic locations and earnings.

     Critical business processes and management information systems .
  In the third quarter of 1996, the Company refocused its strategy to exclusively serve high-mix OEMs. As part of this refocusing, the Company revised certain of its business and manufacturing processes with the goal of creating a sustainable competitive advantage.

     At the center of the Company's new strategy was the introduction of APM. APM standardizes processes so that any circuit board can be assembled by a variety of different production lines. APM allows for short cycle time manufacture of a wide variety of products. Management believes that the Company's ability to manufacture high-mix products at high speed creates certain competitive advantages.

     The Company's computer information technology enables APM to function effectively. In August 1995, the Company began reviewing certain business and manufacturing processes in a "reengineering" effort to modify and restructure those processes in order to improve operations and competitiveness. The processes reviewed focused on core competencies of materials acquisition, scheduling and project quoting.

     The Company is reengineering its materials acquisition processes by focusing on methods to optimize purchasing power by identifying materials that are used across customer lines. Also, the Company is consolidating vendors in order to achieve greater corporate purchasing power. The Company believes that with these efforts the Company will obtain greater leverage in material pricing and that the Company will become more competitive when bidding for turnkey business. The Company also is developing methods to improve project quoting and bidding processes. The Company believes that by improving turn-around time on customer quotes and by better tracking actual costs against customer quotes, the Company will better control costs and more accurately predict and manage its operating margins. In addition, the Company is introducing scheduling improvements to allow for more accurate schedule and production processes and to create a more coordinated production effort than in the past. As part of the introduction of APM during the third quarter of 1996, the Company incorporated performance measurements and incentives into the APM process in order to provide management with the ability to more effectively incent employees' performance.

     Concurrent with the redesign of these business processes, the Company has commenced development of a new management information system. The Company anticipates that it will purchase new software from third party vendors, develop certain software internally and purchase new hardware in connection with the development of this new management information system. The Company has hired consultants to assist in the design and implementation of the management information system. The reengineering and management information system projects were scheduled for completion in the latter part of 1996. Because of the Company's reorganization, initiated by Jack Calderon in the third quarter of 1996, the project was reevaluated and some changes were made in the overall project direction in order to implement APM. The management information system project is now scheduled for completion in the third quarter of 1997.

     The Company can give no assurances that it will meet it targeted completion date for implementation of the reengineered business processes and the new management information system or that such processes and management information system ultimately will be successful in enabling the Company to create a sustainable competitive advantage and to improve efficiencies.




  Manufacturing Services

     The Company's turnkey manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole interconnection technologies), cables, electro-mechanical devices and finished products. The Company also provides computer-aided testing of printed circuit boards, subsystems and final assemblies. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit boards and electro-mechanical devices into other components of the customer's products. The Company also provides manufacturing services on a consignment basis, whereby the Company, using components provided by the customer, provides only assembly and post-assembly testing services. The Company obtained ISO 9002 certification in 1994, an international quality standard for manufacturing and distribution management systems.

     In the third quarter of 1996, the Company introduced a new manufacturing methodology, Asynchronous Process Manufacturing. APM is an innovative combination of high-speed manufacturing equipment, sophisticated information systems and standardized process teams designed to manufacture mixtures of small quantities of products more flexibly and faster. The Company implemented APM for all its customers as part of restructuring strategy to focus the Company exclusively on delivering manufacturing solutions for high-mix products in high-speed modes. Implementation of APM required a complete redesign of the Company's manufacturing operations, reorganizing personnel into process teams and revising documentation. The physical moves were completed in September, and by the end of October, APM was fully implemented.

     High-mix manufacturing involves a discontinuous series of products fed through assembly in a start-stop manner, heretofore incompatible with high-velocity techniques. APM is an alternative to both traditional continuous (synchronous) flow processing ("CFM"), the predominant method used in high-volume manufacturing, and batch processing often used in smaller scale manufacturing. Until now, the combination of high-mix and high-speed has been viewed as difficult, if not impossible, by many high-mix manufacturers. CFM techniques used by high-volume, high-speed ECMs cannot accommodate high-mix product assembly without sacrificing speed, while smaller ECMs, capable of producing a wide variety of products, cannot afford top quality high-speed manufacturing assets or keep up with OEM's growing product demand.
  The Company's new high-mix-speed model, APM, is able to process products rapidly through the use of a combination of new discontinuous flow methods for differing product quantities and the Company's fast surface mount assembly systems, test equipment and wide-pipe, high-velocity production lines. A hybrid of CFM and batch production techniques, APM sets optimal process parameters and maximizes velocity in producing smaller lot quantities. By designating teams to set up off-line feeders, standardizing loading methods regardless of product complexity, and most importantly, by improving employee motivation, the Company's application of APM has decreased set-up and cycle times, standardized work centers, allowed processing of smaller lot sizes and increased the Company's productivity.

     The Company has the capability to perform in-circuit and functional testing, as well as environmental stress screening. In-circuit tests verify that components have been properly inserted and that the electrical circuits are complete. Functional tests determine if a board or system assembly is performing to customer specifications. Environmental tests determine how a component will respond to varying environmental factors such as different temperatures and power surges. These tests are usually conducted on a sample of finished components although some customers may require testing of all products to be purchased by that customer. Usually, the Company either designs or procures test fixtures and then develops its own test software. The change from pin-through-hole technology to SMT is leading to further changes in test technology. The Company seeks to provide customers with highly sophisticated testing services that are at the forefront of current test technology. Because the density and complexity of electronic circuitry constantly is increasing, the Company seeks to utilize developing test technology in its automated test equipment and inspection systems in order to provide superior services to its customers.

     The Company also participates in product design by providing its customers "concurrent engineering" or "design for manufacturability" services. The Company's applications engineering group interacts with the customer's engineers early in the design process to reduce variation and complexity in new designs and to increase the Company's ability to
  use automated production technologies.   Application engineers are also
  responsible for assuring that a new design can be properly tested at a reasonable cost. Engineering input in component selection is also essential to assure that a minimum number of components are used, that components can be used in automated assembly and that components are readily available and cost efficient. The Company also offers customers a quick-turnaround, turnkey prototype service.



  Customers and Marketing

     The Company seeks to serve a sufficiently large number of customers to avoid dependence on any one customer or industry. Nevertheless, historically, a substantial percentage of the Company's net sales have been to a small number of customers, the loss of any of which would adversely affect the Company. To that extent, the Company's success depends on the success of its customers, which depends substantially on the growth of the high-end data storage devices, medical equipment, communications and electronic instrumentation industries. In 1996, two of the Company's customers, Exabyte and Ohmeda (BOC Group), each accounted for more than 10% of the Company's net sales and together represented 36.5% of net sales. In 1996, the Company's ten largest customers accounted for 75.9% of net sales. In 1995, three of the Company's customers, Hewlett Packard Company and subsidiaries ("HP")and, Ohmeda (BOC Group) each accounted for more than 10% of the Company's net sales and together represented 53.1% of net sales. In 1995, the Company's ten largest customers accounted for 79.4% of net sales. In 1994, four of the Company's customers, Colorado Memory Systems, Inc., HP, XEL Communications, and Ohmeda, each accounted for more than 10% of the Company's net sales and together represented 76.3% of net sales. In 1994, the Company's ten largest customers accounted for 90.2% of net sales.

     The following table represents the Company's net sales by industry segment in excess of 10%:



                                              1996      1995      1994

  Computer peripherals                        12.3%     50.7%     57.5%
  Medical equipment                           35.4%     27.5%     19.2%
  High-end storage devices                    41.0%      *         *
  Telecommunications                           *         *        17.9%


  <F1>
  *  Less than 10% of net sales

  Backlog

     The Company's backlog was $28.5 million at December 31, 1996, compared to $32.5 million at December 31, 1995. Backlog generally consists of purchase orders believed to be firm that are expected to be filled within the next six months. Since orders and commitments may be rescheduled or canceled and customers' desired lead times may vary, backlog does not necessarily reflect the timing or amount of future sales. The Company generally seeks to deliver its products within four to eight weeks of obtaining purchase orders, which tends to minimize backlog.


  Competition

     The contract manufacturing services provided by the Company are available from many independent sources. The Company also competes with in-house manufacturing operations of current and potential customers. The Company competes with numerous domestic and foreign ECMs, including SCI Systems, Inc., Solectron Corporation, Benchmark Electronics, Inc., The DII Group, Inc., Plexis, Reptron, and others. The Company also faces competition from its current and potential customers, who are continually evaluating the relative merits of internal manufacturing
  versus contract manufacturing for various products.   Certain of the
  Company's competitors have broader geographic breadth than the Company. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing or marketing resources
  than the Company.   In addition, several contract manufacturers have
  established manufacturing facilities in foreign countries. The Company believes that foreign manufacturing facilities are more important for contract manufacturers that focus on high-volume consumer electronic products, and do not afford a significant competitive advantage in the Company's targeted market for complex, mid-volume products for which greater flexibility in specifications and lead times is required. The Company believes that the principal competitive factors in its targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location and price.


  Suppliers

     The Company uses numerous suppliers of electronic components and other materials for its operations. The Company works with customers and suppliers to minimize the effect of any component shortages. Some components used by the Company have been subject to industry-wide shortages, and suppliers have been forced to allocate available quantities among their customers. The Company's inability to obtain any needed components during periods of allocations could cause delays in shipments to the Company's customers and could adversely affect results of operations.
  The Company works at mitigating the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs. Although in the future the Company may experience periodic shortages of certain components, the Company believes that an overall trend toward greater component availability is developing in the industry.


  Patents and Trademarks

     The Company does not hold any patent or trademark rights.
  Management does not believe that patent or trademark protection is material to the Company's business.


  Governmental Regulation

     The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters, and there can be no assurance that material costs and liabilities will not be incurred in complying with those regulations or that past or future operations will not result in exposure to injury or claims of injury by employees or the public.
  To meet various legal requirements, the Company has modified its circuit board cleaning processes to eliminate the use of substantially all chlorofluorocarbons and now uses aqueous (water-based) methods in its cleaning processes.

     Some risk of costs and liabilities related to these matters is inherent in the Company's business, as with many similar businesses. Management believes that the Company's business is operated in substantial compliance with applicable environmental, waste management, health and safety regulations, the violation of which could have a material adverse effect on the Company. In the event of violation, these regulations provide for civil and criminal fines, injunctions and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified or more stringent requirements or enforcement policies could be adopted that may adversely affect the Company.

     The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials.




  Employees

     As of December 31, 1996, the Company employed 398 persons, of whom 335 were engaged in manufacturing and operations, 32 in material handling and procurement, 6 in marketing and sales and 25 in finance and administration , and the Company engaged the full-time services of 16 temporary laborers through employment agencies in manufacturing and operations. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.


  Item 2. Description of Property

     The Company's executive offices and manufacturing facilities are located in two facilities totaling 100,000 sq. ft. on approximately 19 acres owned by the Company in Greeley, Colorado. The Company believes the facilities are in good condition. The properties are subject to a deed of trust securing indebtedness of $3,060,000 as of December 31, 1996.


  Item 3.  Legal Proceedings

     The Company has no material pending legal proceedings.


  Item 4.  Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of security holders during the fourth quarter of 1996.




                         PART II


  Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "EFTC". On March 24, 1997, there were approximately 253 shareholders of record of the Common Stock of the Company.

     The following table sets forth the high and low sale prices for the Company's Common Stock, as reported on the Nasdaq National Market, for the quarters presented.



                                         1996 Sale Prices             1995 Sale Prices
                                     High                Low      High                Low

  First Quarter                      $5 1/8            $3 3/4    $7 5/8               $5

  Second Quarter                      4 7/8             3 5/8     8 1/4                5

  Third Quarter                       4 1/4             3 1/2     8                    5 3/8

  Fourth Quarter                      4 7/8             2 3/4     5 7/8                3 1/2




  Dividends

     The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payments of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. The Company's loan agreements prohibit payment of dividends without the lender's consent.


  Item 6. Selected Financial Data.

     The following selected financial data as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, are derived from the audited financial statements of the Company included as part of this report on Form 10-K and should be read in conjunction with such financial statements and the notes thereto. The data presented below as of December 31, 1994, 1993, and 1992, and for each of the years in the two-year period ended December 31, 1993, are derived from financial statements of the Company not included in this report.



                                                                Year ended December 31,



                                                    1996          1995          1994          1993          1992
                                                             (In thousands, except per sharedata)

  Statement of Income Data:
  Net Sales  . . . . . . . . . . . . . . .       $56,880       $49,220        $52,541        $29,817       $17,294
  Cost of goods sold . . . . . . . . . . .        53,980        45,325         47,123         25,689        15,129

  Gross profit . . . . . . . . . . . . . .         2,900         3,895          5,419          4,128         2,165
  Impairment of fixed assets . . . . . . .           726          -              -              -              -
  Selling, general and
     administrative expenses . . . . . . .         4,196         3,093          2,395          1,842         1,452
  Operating income (loss). . . . . . . . .        (2,022)          802          3,024          2,286           713
  Interest expense . . . . . . . . . . . .          (526)         (399)          (175)          (237)         (227)
  Other, net . . . . . . . . . . . . . . .            83            78            109            (12)            8

  Income (loss) before income taxes. . . .        (2,465)          481          2,958          2,037           494
  IncomE tax expense (benefit) . . . . . .          (872)          127          1,041            736           174

  Net income (loss). . . . . . . . . . . .       ($1,593)      $   354        $ 1,917        $ 1,301       $   320

  Income(loss) per common and common
     equivalent share. . . . . . . . . . .        ($.40)       $.09           $.53           $.52           $.13


  Weighted average shares
     outstanding . . . . . . . . . . . . .         3,942         3,962          3,627          2,483         2,417




                                                                 December 31,
                                                   1996        1995        1994        1993           1992

                                                                  (In thousands)

  Balance Sheet Data:
  WorKing capital. . . . . . . . .           $8,508        $ 9,868        $ 6,744        $ 2,404        $1,423
  Total assets . . . . . . . . . .           22,870         24,984         23,479         11,172         6,703
  Notes payable and current
     portion of long-term debt . .            1,970            170           170             544           444
  Long-term debt, net of
     current portion . . . . . . .            2,890          3,060          3,230          2,540          2,736
  Shareholders' equity . . . . . .           13,922         15,509         14,989          3,547         2,090



  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth below contains "forward looking statements" within the meaning of the federal securities laws, including statements regarding opportunities for growth from expanded use of contract manufacturing by OEMs, the Company's new strategic business plan and development of its new management information system, the trend toward turnkey manufacturing, the Company's expectations regarding increases in the numbers of assemblies ordered by customers, and other statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements.


  General

     The Company has provided electronic manufacturing services to its customers since 1981. Since 1981, there has been a general shift in the nature and scope of the Company's services and the makeup of the relative components of its sales. Within the electronic manufacturing services industry in general and as experienced by the Company, there has been a significant shift from consignment business to turnkey business. For consignment projects the Company charges only for value-added labor and manufacturing costs and uses materials provided by the customer. Turnkey projects require the Company to provide value-added labor, incur manufacturing costs and acquire components and other materials used in the assembly process. In addition, turnkey projects generally offer higher net sales and higher gross profits than consignment projects as the sales and costs of components and other materials are included in the results of the Company's operations. However, the gross profit percentage earned on materials sales is generally lower than that earned on assembly services, resulting in a trend over time toward a lower gross profit percentage as turnkey sales increase. The growth in turnkey sales has also required the Company to increase its investment in working capital, particularly as it relates to inventory and accounts receivable. The percentage of net sales attributable to sales of materials under turnkey contracts increased from 58.4% in 1992 to 79.8% in 1996.

     The Company's results of operations are affected by a number of factors, including the level and timing of customer orders, the mix of turnkey and consignment orders, the degree of automation used in the manufacturing process, fluctuations in material costs, the overhead efficiencies achieved by the Company in managing the costs of its operations, price competition, the Company's level of experience in manufacturing a particular product, and the timing of expenditures in anticipation of increased sales. Inflation has not been a significant factor in the results of the Company's operations because the Company's price quotations for turnkey jobs are generally good for only 90 days and the Company is entitled to pass on certain cost increases under some of its turnkey contracts.

     The following table sets forth certain operating data as a percentage of net sales:



                                               Year Ended December 31,

                                            1996          1995             1994


  Net Sales. . . . . . . . . . . . . . . .  100.0%       100.0%       100.0%

  Gross Profit . . . . . . . . . . . . . .    5.1          7.9         10.3

  Impairment of fixed assets . . . . . . .    1.3          ---          ---

  Selling, general and administrative
     expenses. . . . . . . . . . . . . . .    7.4          6.3          4.6

  Operating income (loss). . . . . . . . .   (3.6)         1.6          5.7

  Interest expense . . . . . . . . . . . .    (.9)         (.8)         (.3)

  Other, net . . . . . . . . . . . . . . .    0.2          0.2          0.2

  Income (loss) before income taxes. . . .   (4.3)         1.0          5.6

  Income tax expense (benefit) . . . . . .   (1.5)          .3          2.0

  Net Income (loss). . . . . . . . . . . .   (2.8)          .7          3.6


  Results of Operations

     1996 Compared to 1995

     Net sales. Net sales are net of discounts and are recognized upon shipment of an order to a customer. Net sales in 1996 increased 15.6% to $56,880,067 from $49,220,070 in 1995. The increase in net sales is due primarily to increased material sales associated with electro-mechanical assembly (box-build) to one customer. The top ten customers in 1996 accounted for 75.9 % of total sales volume, as compared to 79.4% in 1995.

     Gross profit. Gross profit equals net sales less cost of goods sold ( such as salaries, leasing costs, and depreciation charges related to production operations) and non-direct, variable manufacturing costs (such as supplies and employee benefits). Gross profit in 1996 decreased 25.5% from 1995 to $2,900,000. Gross profit as a percentage of net sales for 1996 was 5.1% compared to 7.9% in 1995. One reason for the decline in gross profit is related to restructuring charges of $479,029 that were included in cost of goods sold in the third quarter of 1996. Without the restructuring, gross profit would have been $3,379,029 or 5.9% of net sales. These restructuring charges were severance expenses related to a decrease in workforce, write down of inventory related to changes in the Company's customer mix, and expenses related to the reorganization of the manufacturing floor and manufacturing process.

     Selling General and Administrative Expenses. Selling, general and administrative expenses ("SGA expense") consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SGA expense for 1996 increased by 35.6% over 1995 to $4,195,784. The increase is due to restructuring charges for severance expenses related to reduction of workforce and other expenses related to organizational changes in the amount of $922,404 in the third quarter of 1996.
  Excluding the restructuring charges, the SGA expense would have been $3,273,380 an increase of $179,980 or 5.8% over 1995. This increase was due primarily to increased sales commissions and related expenses associated with the sales growth from 1995 to 1996 levels as noted above. As a percentage of net sales, SGA expense increased to 7.4% in 1996 from 6.3% in 1995. Without the restructuring charges, SGA expenses would have been 5.8% of net sales for the year ended 1996.

     Impairment of fixed assets. During the third quarter of 1996, the Company incurred a write down associated with impaired assets in the amount of $725,869. Statement of Financial Accounting Standards No.121 "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company went through a corporate restructuring in the third quarter of 1996 which included a workforce reduction and a change in the way product is manufactured which resulted in certain assets no longer being used in operations. Certain software that will no longer be used, as well as excess equipment that is now held for sale, were written down to fair value in accordance with Statement No. 121.

     Operating Income. Operating income in 1996 decreased 352.3% to a loss of $2,021,653 from income of $801,321. Operating income as a percent of sales decreased to (3.6%) in 1996 from 1.6% in 1995. The decrease in operating income was primarily attributable to the restructuring charges and impairment of fixed assets noted above in the
  amount of  $2,127,302.   Excluding the restructuring charges, the
  Company would have had operating income of $105,649 or .2% of net sales for 1996. The decrease, excluding the restructuring charges, was related to product mix changes and related overhead expenses to put new programs in place as well as increased variable selling costs associated with higher sales volumes in the first two quarter of 1996.

     Interest expense. Interest expense in 1996 increased 31.7% from 1995 to $525,854. Borrowing due to increases in inventory and accounts receivable levels is the primary reason for the increase in interest expense.

     Income tax expense. The Company's effective income tax rate for 1996 was 35.4% compared to 26.3% for 1995. Tax expense for 1995 was lower due to certain research expenditures incurred in 1992, 1993, 1994 for which the Company claimed federal tax credits. The Company is also located in a state enterprise zone. The Company receives state tax credits for capital expenditures and increases in the number of Company employees. As sales increase, these state tax credits will have a relatively smaller effect on the Company's effective income tax rate.


     1995 Compared to 1994


     Net Sales.   Net sales in 1995 decreased 6.3% to $49,220,070 from
  $52,541,842 in 1994. In 1995, three of EFTC's largest customers decreased orders by approximately $13.6 million when compared to 1994 levels. One customer moved into a larger facility and decided to decrease its outsourced manufacturing requirements. The decrease in orders from the other two customers was due to the Company's inability to be competitive on material pricing because of not being able take advantage of volume buying. In 1994 such two customers accounted for approximately $23.6 million of revenues compared to approximately $10 million in 1995. The top ten customers in 1995 accounted for 79.4% of total sales volume, as compared to 90.2% in 1994. A significant portion of the lost revenues attributable to the decrease in orders was replaced with new sources of revenue during 1995. For example, the Company replaced 10 assemblies related to the $13.6 million decrease in orders with approximately 140 new assemblies in 1995, thus decreasing the Company's dependence on any particular high-volume assemblies and lowering the volatility of orders from certain customers.

     Gross Profit.     Gross profit in 1995 decreased 27.0% from 1994
  to $3,894,721. Gross profit as a percentage of net sales for 1995 was 7.9% , compared to 10.3% in 1994. The decrease in gross profit is attributable to several factors. First, the company made investments in equipment and facilities at the end of 1994 and the beginning of 1995. As a result of such investments, depreciation expense increased by
  $743,579 to $1,716,841 in 1995 from $973,262 in 1994.   The decrease in
  customer orders, as described above, negatively impacted gross profit in 1995. Also, during the course of the year, material shortages created upward pressure on prices and impacted gross margins.


     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SGA expense") consist primarily of non-manufacturing salaries, sales commissions and other general expenses. SGA expense for 1995 increased by 25.2% over 1994 to $3,093,400. The increase is primarily the result of non-recurring costs related to corporate re-structuring in the third quarter, consulting fees related to corporate reengineering processes, increased selling expenses related to a new sales office in Texas and a new sales representative in California, and increased administrative expenses related to being a publicly-held company. As a percentage of net sales, SGA expense increased to 6.3% in 1995 from 4.6% in 1994.

     Operating Income. As a result of the factors described above, operating income in 1995 decreased 73.5% from 1994 to $801,321.
  Operating income as a percentage of net sales decreased from 5.7% in 1994 to 1.6% in 1995.

     Interest Expense.  Interest expense in 1995 increased 56.1% from
  1994 to $399,389. The increase was attributable to the Company's use of bank debt to fund increases in inventory and accounts receivable which were related to the previously mentioned change in product mix. Also, the Company acquired approximately $2.5 million in property and equipment in 1995 which was financed with short term debt. As discussed below under " Liquidity and Capital Resources", the Company completed a sale-leaseback transaction in December of 1995. The Company used the proceeds of the sale leaseback transaction to retire $3.3 million of short term debt.

     Income Tax Expense.  The Company's effective income tax rate for
  1995 was 26.3% compared to 35.2% for 1994. The decrease in the effective tax rate is primarily attributable to certain research expenditures incurred in 1992, 1993, 1994 and 1995 for which the Company claimed federal tax credits. Also, the Company's facilities are located
  in a state enterprise zone.   The Company receives state tax credits
  for capital expenditures and increases in the number of Company employees.

          Quarterly results. The following table presents unaudited quarterly operating data for the most recent eight quarters for the two years ended December 31,1996. The information includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation thereof.

     Although management does not believe that the Company's business is materially affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or year.


                                                          Quarter Ended

                                    Mar 31,    Jun 30,     Sep 30,    Dec 31,    Mar 31,    Jun 30,    Sep 30,    Dec 31,
                                    1995       1995        1995       1995       1996       1996       1996       1996

                                                                (In thousands, except per share data)

  Net Sales. . . . . . . . . . .     $12,119    $12,330    $11,692    $13,080    $15,003    $15,941    $13,632    $12,304
  Cost of goods sold . . . . . .      11,173     11,009     11,072     12,072     14,403     15,177     13,096     11,304

  Gross profit . . . . . . . . .         946      1,321        620      1,008        600        764        536     1,000
  Impairment of fixed assets . .         -          -          -          -          -          -          726       -
  Selling, general and
     administrative expenses . .         724        790        844        735        812        845      1,747       792

  Operating income (loss). . . .         222        531       (224)       273       (212)       (81)    (1,937)      208
  Interest expense and other,
     net . . . . . . . . . . . .         (32)       (70)       (90)      (129)      (102)      (123)      (141)      (77)

  Income (loss) before income
     taxes . . . . . . . . . . .         190        461       (314)       144        (314)     (204)    (2,078)      131
  Income tax expense
  (benefit). . . . . . . . . . .          65        161       (101)         2        (126)      (75)      (719)       48

  Net income (loss). . . . . . .     $   125    $   300    $  (213)   $   142      $ (188)    $ (129)   ($1,359)  $   83

  Income (loss) per common and
     common equivalent share. . .    $   .03      $   .08         $  (.05)       $   .04      $(.05)     $ (.03)  $ (.34)    $  .02

  Weighted average shares
     outstanding . . . . . . . .       3,947        3,973           3,961          3,953       3,958       3,955   3,968    3,942



  Liquidity and Capital Resources

     At December 31, 1996, working capital totaled $8,413,069 compared to $9,867,843 at December 31,1995, a decrease of $1,454,774 or 14.7%.
  Working capital in 1995 increased due to a sale-leaseback transaction which closed in December 1995, whereby the Company sold equipment at a sales price of $3,678,014 and retired short-term debt in the amount of $3,310,000. The subsequent decrease in working capital in 1996 is attributable primarily to the purchase of fixed assets and long-term debt retirement.

     Cash provided by operations in 1996 was $35,667 compared to cash used by operations of $933,589 in 1995. Cash used by operations in 1994 was $697,176. Accounts receivable decreased 22.4% to $3,866,991 at December 31, 1996 from $4,982,450 at December 31, 1995. Receivable turns (i.e. net sales divided by year-end accounts receivable) for 1996
  and 1995 were 14.7 and 9.9, respectively.    Inventories decreased 7.2%
  to $9,146,505 on December 31, 1996 from $9,859,414 at December 31, 1995.
  Inventory turns (i.e. annualized cost of sales divided by current inventory) for 1996 and 1995 were 5.9 and 4.6, respectively. Inventory turns have increased primarily because of new projects that were being introduced towards the end of 1995. Inventory increases in the early stages of new turnkey business which may create delays and decrease the turning of inventory until the new assemblies are in full production.

     The Company used cash from investing activities of $2,028,865 in 1996, compared to providing cash of $1,265,525 in 1995. The Company used cash from investing activities in 1994 of $9,035,395. The Company used cash to purchase capital equipment totally $2,374,403 in 1996 compared with $2,473,819 in 1995. In 1995 the Company received cash from the sale of equipment primarily from the sale-leaseback transaction
  mentioned above of $3,739,344.    In 1994 capital equipment consisting
  primarily of manufacturing and computer equipment in the amount of $5,346,016 and $3,689,379 for the construction of a new manufacturing facility and an additional parcel of land to allow for future expansion was purchased. The capital equipment was purchased with proceeds from the Company's initial public offering.

      On October 2, 1996, the Company renegotiated its revolving line of credit in the amount of $10,000,000 with a maturity date of June 5, 1997. The amount outstanding was $1,800,000 at December 31,1996. Interest on borrowings under this credit facility accrues at the Bank One Prime rate plus .25% (8.5% at December 31.1996). The credit facility was collateralized by substantially all of the Company's
  assets, other than real estate.   The Company also has a term loan that
  is secured by deeds of trust on both of the Company's buildings and land. The term of the loan is seven years with a 20 year amortization. Principal payments of $85,000 are semi-annual with monthly payments of interest. The loan floats at the Citibank prime rate plus 1% (9.25% at December 31, 1996) with a cap of 9.5%. The rate is adjusted annually on September 15th. The balance due on the loan was $3,060,000 at December 31,1996.

     Subsequent to year end 1996, on February 24,1997, the Company renegotiated its revolving line of credit, negotiated a 90 day bridge loan and incurred additional equipment debt in conjunction with the merger of Current Electronics, Inc. and the acquisition of Current Electronics (Washington), Inc. The revolving line of credit was increased to $15,000,000 and has a maturity date of June 5,1998. Interest on this credit facility accrues at the Bank One Prime rate plus .25% (8.5% on February 24,1997). The credit facility is collateralized by substantially all of the Company's assets, other than real estate. The loan agreement from this facility contains restrictive covenants relating to capital expenditures, borrowings and payment of dividends, and certain financial statement ratios. The credit facility may be withdrawn/canceled at the bank's option under certain conditions such as default or in the event the Company experiences a material negative change in financial condition. The short term bridge facility was for $4,900,000 and has a maturity date of May 24,1997. The interest rate accrues at the Bank One Prime rate plus .25% (8.5% on February 24,1997). The proceeds from this loan were used to pay the cash portion of the consideration to be paid in the merger and acquisition noted above. The Company has engaged in discussions for the issuance of convertible debt or preferred stock, the proceeds of which would be used to repay the bridge facility. The bridge facility was conditioned on the Company's receipt of a third party committment for the purchase of the convertible debt or preferred stock which has been obtained. The Company also issued a $1,800,000 five year note with a maturity date of April 5,
  2002. The interest rate will be 8.95% per annum.    The Company will pay
  this loan in 60 regular monthly payments of $36,983 and one final payment of $41,983. These payments include both principal and interest. The proceeds of this loan were used to pay off equipment debt of Current Electronics, Inc as per the merger agreement.

     The Company may require additional capital to finance enhancements to, or expansions of, its manufacturing capacity or to finance mergers and acquisitions in accordance with its business strategy. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operation. The Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowing, or leasing arrangements, although no assurance can be given that financing will be available on terms acceptable to the Company


  Item 8.  Financial Statements and Supplementary Data.

     The Company's financial statements and notes thereto are included elsewhere in this report on Form 10-K, commencing on page F-1.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.



                              PART III

  Item 10.  Directors and Executive Officers of the Registrant.

     The information concerning the directors and executive officers of the Company is incorporated herein by reference to the section entitled PROPOSAL 1- ELECTION OF DIRECTORS in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders (the "Proxy Statement").

  Item 11.  Executive Compensation.

     The section labeled "Compensation of Directors and Executive
  Officers" appearing in the Company's Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the Securities and Exchange Commission.

  Item 12.  Security Ownership of Certain Beneficial Owners and
  Management.

     The section labeled "Security Ownership of Directors and Executive Officers and Certain Beneficial Owners" appearing in the Company's Proxy Statement is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions.

      The section labeled "Certain Relationships and Related
  Transactions" appearing in the Company's Proxy Statement is incorporated herein by reference.

                        Part IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
  8-K.

  (a)     1.   Financial Statements- The financial statements listed in the index to Financial Statements, which appears on page F-1, are filed as part of this annual report.

     2. Exhibits- The following exhibits are filed as part of this annual report.

  Exhibits.
     2.1(5)  --     Agreement and Plan of Merger among Electronic
                      Fab Technology Corp., Current Merger Corp., and Current Electronic, Inc., dated as of January 15, 1997.

     2.2(5)  --     Share Purchase Agreement, dated as of January
                      15, 1997, among the Company and the shareholders of Current Electronics ( Washington), Inc.

     3.1(1)  --     Amended and Restated Articles of Incorporation
                      of the Company filed December 22, 1993.

     3.2(1)  --     Articles of Amendment to the Articles of
                      Incorporation of the Company.

     3.3(1)  --     Amended and Restated Bylaws of the Company.

     4.1(1)  --     The Amended and Restated Articles of
                      Incorporation, Bylaws, and Articles of Amendment to the Articles of Incorporation of the Company are included as Exhibits 3.1, 3.2 and 3.3, respectively.

     10.1    --     Electronic Fab Technology Corp. Equity Incentive
                      Plan.

     10.2    --     Electronic Fab Technology Corp. Stock Option
                      Plan for Non-Employee Directors.

     10.3(1) --     1993 Incentive Stock Option Plan.

     10.4(1) --     1989 Stock Option Plan.

     10.5    --     Form of Business Loan Agreement dated February
                      24, 1997, and Form of Commercial Security
                      Agreement dated February 24,1997 between the Company and Bank One, Greeley, N. A., and Promissory Notes dated February 24, 1997 payable to Bank One Greeley, N. A., in the principal amounts of $15,000,000, $4,900,000 and
                      $1,800,000.

     10.6(1) --     Master Equipment Lease Agreement dated June 7,
                      1993, between the Company and KeyCorp Leasing
                      Ltd.

     10.6A(1)  --   Amendment, dated January 24, 1994 to Master
                      Equipment Lease Agreement between the Company and KeyCorp Leasing Ltd.

     10.6B(1)  --   Amendment, dated August 30, 1993, to Master
                      Equipment Lease Agreement between the Company and KeyCorp Leasing Ltd.

     10.6C(2)  --   Amendment dated January 27, 1995, to Master
                      Equipment Lease dated June 7, 1993, between the Company and KeyCorp Leasing Ltd.

     10.7(1) --     Form of Employment Agreement entered into
                      between the Company and each of Stuart Fuhlendorf, and George Lawrence.

     10.8(3) --     1995 EFTC Management Bonus Plan

     10.9(3)   --   1996 Senior Staff Management Bonus Plan.

     10.10(3)  --   1996 EFTC Executive Officer Bonus Plan.

     10.11(1)  --   Form of Registration Rights Agreements between
                      the Company and the shareholders of the Company party thereto.

     10.12(5)  --   Registration Rights Agreement, dated as of
                      February 24, 1997, among the Company, Charles E. Hewitson, Matthew J. Hewittson, Gregory C. Hewitson and certain other parties.

     10.13(4)  --   Master Equipment Lease Agreement dated December
                      6, 1995, between the Company and KeyCorp Leasing
                      Ltd.

     10.14     --   Form of Consulting Agreement entered into by the
                      Company and each of Charles E. Hewitson, Matthew
                      J. Hewitson and Gregory C. Hewitson.

     10.15(5)  --   Indemnification Agreement, dated as of February
                      24,1997, among certain shareholders of Current Electronics, Inc., the shareholders of Current Electronics (Washington), Inc. and the Company.

     10.16     --   Employment Agreement entered into between the
                      Company and Jack Calderon.

     10.17     --   Consulting Agreement between the Company and
                      Gerald J. Reid.

     23.1    --     Consent of KPMG Peat Marwick LLP.

     24.1    --     Form of Powers of Attorney.


________________________________________________________________________

  (1)Incorporated by reference the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, File No. 33-73392-D.

  (2)Incorporated by reference the Company's 10-KSB for the fiscal year ended December 31,1994.

  (3)Management compensation plan.

  (4)Incorporated by the Company's 10-K for the fiscal year ended December 31,1995.

  (5)Incorporated by reference to the Company's Current Report on Form 8-K, dated March 5, 1997.






                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greeley, State of Colorado, on this 27th day of March, 1997.


                    ELECTRONIC FAB TECHNOLOGY CORP.,
                    a Colorado corporation



                          Stuart W. Fuhlendorf
                              Stuart W. Fuhlendorf
                         Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.



           Signature                   Position Held                Date
                                    With the Registrant

              *                     Chairman of the               March 27, 1997
       Gerald J. Reid                 Board of Directors


              *                     President and Director        March 27, 1997
        Jack Calderon


              *                     Director                     March 27, 1997
     Lloyd A. McConnell


              *                     Chief Financial Officer and  March 27, 1997
       Stuart W. Fuhlendorf           Director


              *                     Controller (Principal         March 27, 1997
      Brent L. Hofmeister             Accounting Officer)


              *                     Director                      March 27, 1997
        Lucille A. Reid


              *                     Director                      March 27, 1997
        David W. Van Wert


               *                    Director                      March 27, 1997
         Darrayl Cannon


               *                    Director                      March 27, 1997
        Masoud S. Shirazi


               *                    Director                      March 27, 1997
         Robert McNamara


               *                    Director                      March 27, 1997
         James A. Doran


               *                    Director                      March 27, 1997
       Richard L. Monfort


               *                    Director                      March 27, 1997
         Charles Hewitson


               *                    Director                      March 27, 1997
        Gregory Hewitson


               *                    Director                      March 27, 1997
        Matthew Hewitson


     *  By:   Stuart W. Fuhlendorf
              Stuart W. Fuhlendorf
              Attorney-in-fact

                                   Electronic Fab Technology Corp.

                                        Financial Statements

                                      December 31, 1996 and 1995


                             (With Independent Auditors' Report Thereon)

  ELECTRONIC FAB TECHNOLOGY CORP.




                Index to Financial Statements



  Independent Auditors' Report . . . . . . . . . . . . .             F-2

  Balance Sheets   December 31, 1996 and 1995  . . . . .             F-3

  Statements of Operations   Years Ended December 31, 1996,
      1995 and 1994. . . . . . . . . . . . . . . . . . .             F-5

  Statements of Shareholders' Equity   Years Ended December 31, 1996,
     1995 and 1994 . . . . . . . . . . . . . . . . . . .             F-6

  Statements of Cash Flows   Years Ended December 31, 1996,
      1995 and 1994     . . . . . . . . . . . . . . . . . . .        F-7

  Notes to Financial Statements   . . . . . . . . . . . .            F-9

                Independent Auditors' Report





  The Board of Directors
  Electronic Fab Technology Corp.:


  We have audited the accompanying balance sheets of Electronic Fab Technology Corp. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Fab Technology Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                KPMG Peat Marwick LLP


  Denver, Colorado
  January 20, 1997, except as
         to note 12, which is as of
         February 24, 1997

ELECTRONIC FAB TECHNOLOGY CORP.

Balance Sheets

December 31, 1996 and 1995


Assets (Note 3)                                             1996            1995

Current assets:
  Cash and cash equivalents                           $    123,882         481,086
  Trade receivables, less allowance for doubtful
    accounts of $20,000 in 1996 and 1995                 3,866,991       4,982,450
  Inventories (note 2)                                   9,146,505       9,859,414
  Income taxes receivable                                  616,411          74,922
  Deferred income taxes (note 5)                           427,059         145,538
  Prepaid expenses and other                                69,196         382,928

       Total current assets                             14,250,044      15,926,338

Property, plant and equipment (note 3):
  Land                                                     662,098         662,098
  Building                                               4,889,467       4,874,571
  Machinery and equipment                                5,084,114       5,870,194
  Furniture and fixtures                                 1,756,588       1,433,113
                                                        12,392,267      12,839,976
  Less accumulated depreciation                         (3,872,443)     (3,949,163)

       Net property, plant and equipment                 8,519,824       8,890,813

Other assets, net                                           99,773         167,148

                                                      $ 22,869,641      24,984,299

                                                              (Continued)

ELECTRONIC FAB TECHNOLOGY CORP.

Balance Sheets, Continued
<CAPTION



Liabilities and Shareholders' Equity                   1996                1995

Current liabilities:
  Line of credit with bank (note 3)                  $1,800,000              -
  Accounts payable                                    2,320,871           4,986,757
  Accrued compensation payable                          682,881             529,636
  Other accrued expenses                                767,803             372,102
  Current portion of long-term debt (note 3)            170,000             170,000

       Total current liabilities                      5,741,555           6,058,495

Long-term debt, less current portion (note 3)         2,890,000           3,060,000

Deferred income taxes (note 5)                          315,859             356,606

Shareholders' equity (note 7):
 Preferred stock, $.01 par value.  Authorized
    5,000,000 shares; none issued or outstanding           -                   -
 Common stock, $.01 par value.  Authorized
    45,000,000 shares; issued and outstanding
    3,942,660 and 3,940,860 shares in 1996 and 1995      39,427              39,409
 Additional paid-in capital                          10,187,180          10,181,204
 Retained earnings                                    3,695,620           5,288,585

       Total shareholders' equity                    13,922,227          15,509,198

 Commitments and contingencies (notes 4 and 8)
                                                   $ 22,869,641          24,984,299

<F1>
See accompanying notes to financial statements.




ELECTRONIC FAB TECHNOLOGY CORP.

Statements of Operations

Years Ended December 31, 1996, 1995 and 1994




                                             1996             1995            1994
Net sales                                $ 56,880,067     49,220,070      52,541,842
Cost of goods sold (note 10)               53,980,067     45,325,349      47,123,066

   Gross profit                             2,900,000      3,894,721       5,418,776

Selling, general and administrative
 expenses (note 10)                         4,195,784      3,093,400       2,395,164
Impairment of fixed assets (note 10)          725,869          -               -

   Operating income (loss)                 (2,021,653)       801,321       3,023,612

Other income (expense):
 Interest expense                            (525,854)      (399,389)       (175,400)
 Interest income                                5,624          3,700          78,933
 Gain on sale of assets                        50,012         49,533           -
 Other, net                                    26,792         25,491          31,187
                                             (443,426)      (320,665)        (65,280)

     Income (loss) before income taxes     (2,465,079)       480,656       2,958,332

Income tax expense (benefit) (note 5)        (872,114)       126,518       1,041,415

     Net income (loss)                   $ (1,592,965)       354,138       1,916,917

Income (loss) per share                          (.40)           .09             .53

Weighted average shares outstanding         3,942,139      3,962,261       3,626,845

<F1>

See accompanying notes to financial statements.

ELECTRONIC FAB TECHNOLOGY CORP.

Statements of Shareholders' Equity

Years Ended December 31, 1996, 1995 and 1994






                                                               Additional                            Total
                                   Common stock                  paid-in           Retained        shareholders'
                                Shares        Amount             capital           earnings          equity

Balances at
  January 1, 1994             2,368,500      $ 23,685            505,316           3,017,530           3,546,531

Initial public offering,
  net of offering costs
  of $1,320,749               1,419,660        14,197          9,312,700               -               9,326,897
Stock options exercised         102,950         1,029            198,019               -                 199,048
Net income                        -             -                  -               1,916,917           1,916,917

Balances at
  December 31, 1994           3,891,110        38,911         10,016,035           4,934,447          14,989,393

Stock options exercised          49,750           498            165,169               -                 165,667
Net income                        -             -                  -                 354,138             354,138

Balances at
  December 31, 1995           3,940,860        39,409         10,181,204           5,288,585          15,509,198

Stock options exercised           1,800            18              5,976               -                   5,994
  Net loss                          -             -                  -            (1,592,965)         (1,592,965)

Balances at
  December 31, 1996           3,942,660      $ 39,427         10,187,180           3,695,620          13,922,227

<F1>

See accompanying notes to financial statements.

ELECTRONIC FAB TECHNOLOGY CORP.

Statements of Cash Flows

Years Ended December 31, 1996, 1995 and 1994




                                                                1996              1995            1994
Cash flows from operating activities:
 Net income (loss)                                          $(1,592,965)         354,138       1,916,917
 Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation                                             1,281,628         1,716,841        973,262
     Deferred income tax expense (benefit)                     (322,268)          (15,745)       121,385
     Loss (gain) on sale and impairment of
       fixed assets, net                                      1,101,475           (49,533)         -
     Deferred gain on sale leaseback                             16,751          (106,088)         -
     Changes in operating assets and liabilities:
       Trade receivables                                      1,115,459        (1,123,927)    (1,378,102)
       Inventories                                              712,909        (2,380,040)    (2,839,405)
       Income taxes receivable                                 (541,489)          (10,267)       (64,655)
       Prepaid expenses and other                               313,732          (333,461)          (302)
       Other assets                                              67,375           (96,971)       147,640
       Accounts payable and accrued expenses                 (2,116,940)        1,111,464        426,084

         Net cash provided (used) by
           operating activities                                   35,667         (933,589)      (697,176)

Cash flows from investing activities:
  Purchase of property, plant and equipment                   (2,374,403)      (2,473,819)     (9,035,395)
  Proceeds from sale of equipment                                345,538        3,739,344          -
        Net cash provided (used) by
          investing activities                                (2,028,865)       1,265,525     (9,035,395)

Cash flows from financing activities:
  Stock options exercised                                          5,994          165,667        199,048
  Issuance of common stock                                         -                -          9,326,897
  Net borrowings (payments) on notes payable                   1,800,000            -           (300,000)
  Proceeds from long-term debt                                     -                -          3,400,000
  Principal payments on long-term debt                          (170,000)        (170,000)    (2,783,770)

        Net cash provided (used) by
          financing activities                                 1,635,994           (4,333)     9,842,175

        Increase (decrease) in cash and
          cash equivalents                                      (357,204)         327,603        109,604

Cash and cash equivalents:
  Beginning of year                                              481,086          153,483         43,879

  End of year                                                $   123,882          481,086        153,483

        (Continued)

ELECTRONIC FAB TECHNOLOGY CORP.

Statements of Cash Flows, Continued





                                                             1996               1995              1994

Supplemental disclosures of cash flow information -
  Cash paid during the period for:
    Interest                                             $   517,502         387,045           238,884

    Income taxes paid (refunded), net                    $    (8,010)        152,530         1,596,475

<F1>
See accompanying notes to financial statements.

  ELECTRONIC FAB TECHNOLOGY CORP.

  Notes to Financial Statements

  December 31, 1996 and 1995



  (1)  Business and Significant Accounting Policies

       (a)  Business

            Electronic Fab Technology Corp. (the "Company"), is an
              independent provider of electronic manufacturing services to original equipment manufacturers in the computer peripherals, medical equipment, industrial controls, telecommunications equipment and electronic instrumentation industries predominantly in the Colorado/Rocky Mountain region. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. The Company also provides computer aided testing of printed circuit boards, subsystems and final assemblies.

        (b)  Significant Accounting Policies

             Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Cash and Cash Equivalents

             Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

             Inventories

             Inventories are stated at the lower of average cost or market, using weighted average cost.

             Property, Plant and Equipment

             Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using straight-line and accelerated methods based on estimated useful lives ranging from 31 to 39 years for buildings and 5 to 10 years for furniture and fixtures and machinery and equipment.

             Impairment of Long-Lived Assets

             The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective January 1, 1996. This Statement requires the long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows to be expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity. In connection with the Company's restructuring in August 1996, the Company recorded a provision for impairment of certain fixed assets of $725,869.

             Income Taxes

             Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            Revenue Recognition

            The Company recognizes revenue upon shipment of an order to a customer.

            Income (Loss) Per Share

            Income per share is computed using weighted average number of shares outstanding during the year and, if significant, common equivalent shares. Common equivalent shares consist of stock options, determined using the treasury stock method, and are not significant in 1994 and 1995 and are antidilutive in 1996.

            Stock-based Compensation

            The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures of net income and earnings per share required by Statement of Financial Accounting Standards No. 123 (SFAS
              123), Accounting for Stock-based Compensation, are included in note 6 to the financial statements.

  ELECTRONIC FAB TECHNOLOGY CORP.

  Notes to Financial Statements, Continued


  (2)  Inventories

       Inventories at December 31 are summarized as follows:



                                                               1996            1995

         Purchased parts and completed subassemblies        $ 7,640,712      8,051,648
         Work-in-process                                      1,256,570      1,807,766
         Finished goods                                         249,223          -
                                                            $ 9,146,505      9,859,414


  (3)  Debt

       The Company has a revolving line of credit with a bank which provides for borrowings up to the lesser of $10,000,000 or the borrowing base, as defined in the line of credit agreement. At December 31, 1996, the borrowing base was $7,255,831. The line of credit is secured by substantially all of the Company's assets, including inventories, trade receivables, furniture, fixtures, machinery and equipment. Interest is at the bank's prime rate plus .25% (8.50% at December 31, 1996). Subsequent to December 31, 1996, the line of credit was renegotiated as discussed in note 12.

       The line of credit agreement contains restrictive covenants relating to capital expenditures, borrowings, and payment of dividends and provides that the agreement may be withdrawn or cancelled at the bank's option under certain conditions such as default or in the event the Company experiences a material negative change in its financial condition.

       Long-term debt at December 31 consists of the following:


                                                                 1996           1995

  Note payable to a bank with interest at 1%
    above Citibank's prime rate adjusted annually,
    (initial rate of 7.25% through September 15, 1996,
    and 9.25% at December 31, 1996).  Interest is
    payable monthly with semi-annual principal payments
    of $85,000, maturing September 15, 2001,
    collateralized by a first deed of trust on
    buildings and land                                         $ 3,060,000       3,230,000

  Less current portion                                            (170,000)       (170,000)

     Long-term debt, less current portion                      $ 2,890,000       3,060,000



  ELECTRONIC FAB TECHNOLOGY CORP.

  Notes to Financial Statements, Continued



       Annual maturities of long-term debt are as follows at December 31, 1996:


      1997                             $   170,000
      1998                                 170,000
      1999                                 170,000
      2000                                 170,000
      2001                               2,380,000

                                       $ 3,060,000


      This credit facility may be also withdrawn or cancelled at the bank's option under certain conditions such as default or in the event the Company experiences a material negative change in its financial condition.

  (4)    Leases

         The Company has noncancelable operating leases for equipment that expire in various years through 2002. Lease expense on these operating leases amounted to $1,215,623, $578,958, and $736,153 for the years ended December 31, 1996, 1995 and 1994, respectively.

         At December 31, 1996, future minimum lease payments for operating leases are as follows:



            1997                         $ 1,225,670
            1998                           1,203,447
            1999                           1,181,259
            2000                             881,586
            2001                             771,320
            Thereafter                       152,680

                                         $ 5,415,962


  (5)  Income Taxes

       Income tax expense (benefit) for the years ended December 31 is comprised of the following:



                                          1996         1995         1994

  Current:
     Federal                           $(549,846)     142,263      880,392
     State                                 -            -           39,638
                                        (549,846)     142,263      920,030

  Deferred:
     Federal                            (196,440)     (13,635)     105,115
     State                              (125,828)      (2,110)      16,270
                                        (322,268)     (15,745)     121,385

                                       $(872,114)     126,518    1,041,415

ELECTRONIC FAB TECHNOLOGY CORP.

       Actual income tax expense (benefit) for the years ended December 31 differs from the amounts computed using the statutory tax rate of 34% as follows:


                                             1996           1995           1994

  Computed tax at the expected
    statutory rate                        $(838,126)      163,423       1,005,833
  Increase (decrease) in income
    taxes resulting from:
      Research and development
       tax credits                            -            (40,000)         -
      State tax, net of federal
       benefit and state tax credits        (83,046)        (1,392)        36,900
      Other, net                             49,058          4,487         (1,318)

         Income tax expense (benefit)     $(872,114)       126,518      1,041,415


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             1996             1995

  Deferred tax assets-current:
    Accrued vacation                                       $  76,064            83,375
    Restructuring charges                                    186,434             -
    Deferred gain on sale leaseback                           36,088            39,571
    State net operating loss carryforward, expires 2011       95,420             -
    Other                                                     33,053            22,592

          Total deferred tax assets   current              $ 427,059           145,538

  Deferred tax liability   noncurrent:
      Accelerated depreciation of property, plant
       and equipment                                       $(315,859)         (356,606)



       Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets recorded at December 31, 1996.

  (6)  Stock Options

       The Company has three stock option or equity incentive plans; (1) the 1993 Incentive Stock Options Plan (the "1993 Plan"), (2) the Electronic Fab Technology Corp. Equity Incentive Plan (the "Equity Incentive Plan") and (3) the Electronic Fab Technology Corp. Stock Option Plan for Non-employee Directors (the "Non-employee Directors Plan").

ELECTRONIC FAB TECHNOLOGY CORP.

  (6)    Stock Options (continued)

       Options to purchase 180,000 shares of common stock at an exercise price of $3.33 have been granted under the 1993 Plan. These options generally vest over a five-year period and expire April 22, 2003. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock units. Substantially all employees are eligible for the grant of awards. This plan was amended to increase the maximum number of shares of common stock that can be granted under this Plan to 250,000. The Non-Employee Directors Plan provides for a one-time grant to acquire 5,000 shares of common stock to each member of the Board of Directors who is not also an employee. Shares available for grant under this plan total 80,000.

       The following summarizes activity of the plans for the three years ended December 31, 1996:



                                                                      Weighted average
                                       Number of                       exercise price
                                        options                          per share


    Balance, January 1, 1994             247,500                         $ 2.75
       Granted                           169,000                           7.74
       Exercised                        (102,950)                          1.93

    Balance, December 31, 1994           313,550                           5.11
       Granted                            69,500                           5.30
       Exercised                         (49,750)                          3.33
       Canceled                          (70,600)                          6.37

   Balance, December 31, 1995            262,700                           5.87
       Granted                           375,200                           4.04
       Exercised                          (1,800)                          3.33
       Canceled                          (75,600)                          6.64

   Balance, December 31, 1996            560,500                           4.55

   At December 31, 1996:
       Options exercisable               183,410                           5.49

   Shares available for future grants     92,300



   The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock options plans in 1996, 1995 and 1994.

ELECTRONIC FAB TECHNOLOGY CORP.

  (6)    Stock Options (continued)

       The weighted average fair value of options granted during 1996 and 1995 were $4.15 and $4.92, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following assumptions used for grants for the respective years ended December 31:



                                             1996                  1995

  Dividend yield                             0.00%                 0.00%
  Expected volatility                       60.00%                60.00%
  Risk-free interest rates                   6.00%                 6.00%
  Expected lives (years)                     4.00                  3.00


     Had compensation cost for the Company's three stock-based compensation plans been determined using the fair values at the grant dates for awards under those plans consistent with SFAS 123, the Company's pro forma net income (loss) and income (loss) per share would have been as follows:



                                               1996                  1995

  Net income (loss):
     As reported                           $(1,592,965)             354,138
     Pro forma                              (1,731,259)             329,963


  Income (loss) per share:
     As reported                                 (0.40)                0.09
     Pro forma                                   (0.44)                0.08


       The above pro forma disclosures are not necessarily representative of the effect on the reported net income for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to January 1, 1995 has not been considered.

ELECTRONIC FAB TECHNOLOGY CORP.

       The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                              Weighted
                                               Average        Weighted                   Weighted
                                              Remaining       Average                    Average
             Range of         Number         Contractual      Exercise        Number     Exercise
          Exercise Prices   Outstanding         Life            Price      Exercisable     Price

       $ 3.33 to 3.635         192,000          8.43           $ 3.45        37,800       $ 3.45

       $ 4.00 to 4.125         222,500          9.50             4.12        58,750         4.12
       $ 5.00 to 5.50           56,000          8.87             5.18         9,160         5.18
       $ 7.25 to 7.625          90,000          7.65             7.57        77,700         7.57

                               560,500          8.77           $ 4.55       183,410         4.55


  (7)  Fair Values of Financial Instruments

       The carrying amounts of the Company's financial instruments at December 31, 1996 and 1995 are deemed to approximate estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of notes payable and long-term debt approximate fair value because of the variable nature of the interest rates of these instruments.

  (8)  Employee Benefit Plans

       During 1990, the Company established a 401(k) Savings Plan covering substantially all employees. The Company matches 50% of an employee's contribution to a maximum of 2% of the employee's compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 1996, 1995 and 1994, contributions by the Company to the Plan were approximately $108,000, $106,000 and $90,000, respectively.

       The Company also maintains a Profit and Gain Sharing Plan through which a percentage of net income before taxes is allocated to the plan. During the years ended December 31, 1995 and 1994, contributions by the Company to the plan were approximately $97,150 and $487,000, respectively. No contribution was made in 1996.

       During 1996, the Company established an employee incentive plan based upon employee productivity, transaction accuracy and profitability and contributed approximately $210,000 to the plan.

ELECTRONIC FAB TECHNOLOGY CORP.

  (9)    Transactions with Related Parties

       The Company purchased approximately 10 acres of land for aggregate consideration of $500,000 from Tech Center Properties, a general partnership, in March 1994. The Company constructed an additional facility on the land. A director of the Company is related to a 50% partner of Tech Center Properties.

  (10) Restructuring

       In the third quarter of fiscal 1996, management initiated a plan to restructure the Company's manufacturing operations and various administrative functions, including a change in the manufacturing process and a reorganization of the sales department. The restructuring plan involved the termination of 142 employees and is expected to be completed by August 1997. A provision for the restructuring of $2,127,000 was charged to expense in the statement of operations for the year ended December 31, 1996, including approximately $324,000 relating to employee termination benefits and approximately $726,000 for the impairment of fixed assets. Of the total restructuring charge, $922,000 is included in selling, general and administrative expenses relating to employee termination benefits and consulting fees and $479,000 is included in cost of goods sold relating to the write-off of certain inventories.


  (11) Business and Credit Concentrations

       The Company operates in the electronic manufacturing services segment of the electronics industry. The Company's customers are located in the United States, primarily in the Colorado/Rocky Mountain region, and sales and accounts receivable are concentrated with customers principally in the computer peripherals and medical equipment industries. The Company has a policy to regularly monitor the credit worthiness of its customers and provides for uncollectible amounts if credit problems arise. Customers may experience adverse financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages in the past. Should future component supply shortages occur, the Company may experience reduced net sales and profitability.

       Sales to significant customers as a percentage of total net sales for the years ended December 31 were as follows:



                                          1996           1995            1994

           Exabyte                       20.8%             -               -
           Ohmeda (BOC Group)            15.7%           15.3%           16.5%
           Hewlett Packard Company       26.4%           37.8%           43.3%
           XEL Communications              .9%            8.7%           16.5%

   As of December 31, 1996, accounts receivable from Exabyte and Ohmeda represented 28.3% and 13.6% of total accounts receivable, respectively.

  ELECTRONIC FAB TECHNOLOGY CORP.

  Notes to Financial Statements, Continued



  (12)   Business Combination

       On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon Corporation, and Current Electronics (Washington), Inc., a Washington Corporation, for total consideration of approximately $10.3 million, consisting of 1,980,000 shares of Company common stock and approximately $4.9 million in cash. The Company will record goodwill of approximately $6.5 million in connection with the acquisition, which will be amortized over 30 years. The combined revenues for the two companies for the fiscal year ended September 30, 1996 was approximately $32.5 million.

       In connection with the business combination, the Company renegotiated its line of credit to increase maximum borrowings to $15,000,000 and extended the maturity date to June 1998. In addition, the Company obtained a 90-day bridge loan in the amount of $4,900,000, the proceeds from which were used to pay the cash consideration related to the acquisition, as discussed above.