Form 10-Q
period 1997-03-31
ELECTRONIC FAB TECHNOLOGY CORP
filed 1997-05-14
CIK 916797

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended:   March 31, 1997
   [ ] TRANSITION  REPORT  PURSUANT  SECTION  13  OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to

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

       Class of Common Stock                  Outstanding at May 6, 1997
   Common Stock, par value $0.01                    5,937,060 share



                       ELECTRONIC FAB TECHNOLOGY CORP.

                                 FORM 10-Q

                                   INDEX


   PART I.  FINANCIAL INFORMATION                              PAGE NUMBER
     Item 1.  Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets --
                March 31, 1997  and December 31, 1996                 3

                Condensed Consolidated Statements of Income --
                Three months ended March 31, 1997 and 1996            4

                Condensed Consolidated Statements of Cash Flows --
                Three months ended March 31, 1997 and 1996            5

                Notes to Condensed Consolidated
                Financial Statements -- March 31, 1997                6


     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition         8


   PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders    11

     Item 6.  Exhibits and Reports on Form 8-K and Form 8-K/A        12


   SIGNATURES                                                        14


                           ELECTRONIC FAB TECHNOLOGY CORP.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (unaudited)


                                                     March 31,         December 31,
                                                        1997               1996
   ASSETS
   Current assets
     Cash and cash equivalents                        $353,437            $123,882
     Accounts receivable, net of allowances
       of $105,000                                   6,359,773           3,866,991
     Inventories                                    14,645,127           9,146,505
     Income taxes receivable                           707,826             616,411
     Prepaid expenses and other current assets         748,419             496,255
               Total current assets                 22,814,582          14,250,044
   Property, plant and equipment, at cost           16,239,285          12,392,267
     Less accumulated depreciation                   5,868,245           3,872,443
         Net property, plant and equipment          10,371,040           8,519,824
   Other assets                                         74,849              99,773
   Goodwill                                          8,013,050                -

                                                   $41,273,521         $22,869,641


   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Line of credit with bank                       $3,651,576          $1,800,000
     Current portion of long-term debt                 454,460             170,000
     Accounts payable                                5,436,877           2,320,871
     Notes payable to customers                        709,612                -
     Accrued expenses and other liabilities          1,956,227           1,450,684
               Total current liabilities            12,208,752           5,741,555
   Long-term debt, net of current portion            9,220,540           2,890,000
   Deferred income taxes                               319,586             315,859
   Shareholders' equity
     Preferred stock, $.01 par value.  Authorized
       5,000,000 shares; none issued or outstanding       -                   -
     Common stock, $.01 par value.  Authorized
       45,000,000 shares; issued 5,928,060 shares and
       3,940,860 shares                                 59,281              39,427
     Additional paid-in capital                     15,630,308          10,187,180
     Retained earnings                               3,835,054           3,695,620
               Total shareholders' equity           19,524,643          13,922,227

                                                   $41,273,521         $22,869,641

    See notes to condensed consolidated financial statements.



                   ELECTRONIC FAB TECHNOLOGY CORP.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)



                                                Three months ended
                                                      March 31,

                                              1997               1996
   Net sales                              $14,036,876        $15,002,959
   Cost of goods sold                      12,529,311         14,403,137

        Gross profit                        1,507,565            599,822

   Selling, general, and administrative
     expense                                1,102,975            811,620

   Goodwill amortization                       22,808               -

       Operating income (loss)                381,782           (211,798)

   Other income (expense):
       Interest expense                      (185,355)           (95,526)
       Other, net                              16,127             (7,144)

                                             (169,228)          (102,670)

       Income (loss) before income taxes      212,554           (314,468)

    Income tax expense (benefit)               73,119           (126,861)

       Net income (loss)                     $139,435          ($187,607)

    Income (loss) per common and
      common equivalent share                   $0.03             ($0.05)

    Weighted average shares outstanding     4,857,667          3,958,335


   See notes to condensed consolidated financial statements.




                    ELECTRONIC FAB TECHNOLOGY CORP.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)


                                                    Three months ended March 31,
                                                              1997             1996
   Cash Flows From Operating Activities:
     Net income (loss)                                     $139,435         $(187,607)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
         Depreciation                                       337,565           324,465
         Deferred income taxes                               92,534           (23,936)
         (Gain) loss on sale of fixed assets                  4,188            14,441
     Changes in operating assets and liabilities
       net of the effects of acquisitions:
         Accounts receivable                               (676,687)          140,696
         Inventories                                     (1,038,472)       (1,727,133)
         Prepaid expenses and other current assets          (98,608)          159,671
         Accounts payable and accrued expenses              604,614          (582,527)
         Income taxes                                       (19,415)         (102,925)
         Other assets                                        28,795            (2,656)
             Net cash (used in) operating activities       (626,051)       (1,987,511)

     Cash flows from investing activities
         Proceeds from sale of equipment                    239,706            95,600
         Purchase of CE Companies                        (7,279,601)             -
         Purchase of property, plant and equipment         (547,858)         (708,100)
             Net cash (used in) investing activities     (7,587,753)         (612,500)

     Cash flows from financing activities
         Proceeds  from long-term borrowings              6,700,000              -
         Common stock issued, net of issuance costs          17,982              -
         Principal payments on long-term debt               (85,000)          (85,000)
         Borrowings (payments) on notes payable, net      1,810,377         2,250,000
             Net cash provided by financing activities    8,443,359         2,165,000
             Increase (decrease) in cash and
               cash equivalents                             229,555          (435,011)

     Cash and cash equivalents:
         Beginning of period                                123,882           481,086
         End of period                                     $353,437           $46,075


    See notes to condensed consolidated financial statements.





                        ELECTRONIC FAB TECHNOLOGY CORP.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   Note 1--Basis of Presentation

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1996.

   Note 2-- Acquisitions

       On February 24,1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon Corporation, and Current Electronics (Washington), Inc., a Washington Corporation (the "CE Companies"), for total consideration of approximately $10.3 million, consisting of 1,980,000 shares of Company common stock and approximately $4.9 million in cash. The Company recorded goodwill of approximately $8 million in connection with the acquisition, which will be amortized over 30 years. The combined revenues of the CE Companies for the fiscal year ended September 30,1996 was approximately $32.5 million.

       This acquisition was accounted for as a purchase with the results of operations from the acquired business included in the Company's results of operations from the acquisition date forward.

       The proforma information shown below reflects revenues, net income and earnings per share for the first quarter of 1997 and 1996 as if the business combination had been completed at the beginning of each period.

                                       1997               1996
            Net sales              $18,477,030         $23,133,068

            Net income             $   349,084         $   264,011

            Earnings per share     $      0.07         $      0.04


    Note 3--Inventories

       The components of inventory consist of the following:

                                        March 31,      December 31,
                                          1997             1996

            Purchased parts
              and completed
              subassemblies            $11,629,731       $7,640,712
            Work-in-process              2,719,598        1,256,570
            Finished Goods                 295,798          249,223

                                       $14,645,127       $9,146,505


   Note 4--Supplemental Disclosure of Cash Flow Information




                                             March 31,         March 31,
                                               1997              1996

        Cash paid during the period for:
          Interest                           $124,963          $ 96,797

          Income taxes                             $0                $0

        Common stock issued in
        exchange for stock of Current
        Electronics, Inc.                  $5,445,000


                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    THREE MONTHS  ENDED MARCH 31, 1997


       This information set forth below contains "forward looking statements" within the meaning of the federal securities laws and other statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements.


   RESULTS OF OPERATIONS

       Net sales. Net sales are net of discounts and are recognized upon shipment to a customer. The Company's net sales decreased by 6.4% to $14,036,876 for the first quarter of fiscal 1997, from $15,002,959 during the same period in fiscal 1996. The decrease in net sales is due primarily to the loss of three customers in 1996 which were not totally backfilled with new sales or sales from existing customer's new programs in the first quarter of 1997. The effect of the loss of these three customers was lessened by the acquisition of the CE Companies on February 24,1997, which contributed sales from the day of the acquisition to the end of the quarter.


       Gross profit. Gross profit equals net sales less cost of goods sold (such as salaries, leasing costs, and depreciation charges related to production operations); and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the first quarter of fiscal 1997 gross profit increased 151.3% to $1,507,565 compared to $599,822 for the same period in 1996. The gross profit margin for the first quarter of fiscal 1997 was 10.7% compared to 4.1% for the same period of fiscal 1996. The primary reason for the increase in gross profit is the adoption of the Asynchronous Process Manufacturing (APM) in the later part of 1996. APM standardizes processes and sets them up in a parallel pattern on the manufacturing floor. Product can flow to any process, i.e., any board to any line. This unique arrangement combined with proprietary information technologies allows for the manufacture of high-mix product in a high speed mode. The key to making APM work is to increase throughput by decreasing setup time, standardizing work centers and processing smaller lot sizes. EFTC has done this by designating teams to set up off-line feeders and standardizing loading methods regardless of product complexity. APM has allowed EFTC to increase productivity by producing product with less people which ultimately reduces costs and increases gross profit. The Company also realized improvements in gross profit from the acquisition of the CE Companies which contributed to the increase by including their operations from the closing date of the merger and acquisition (February 24, 1997) to the end of the quarter.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses (SGA expense) consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SGA expense increased by 35.9% to $1,102,975 in the first quarter of 1997, compared with $811,620 a year earlier. As a percentage of net sales SGA expenses increased from 5.4% of net sales in the first quarter of fiscal 1996 to 7.9% of net sales in fiscal 1997. The primary reason for the increase in SGA expense is the inclusion of the CE Companies SGA expenses from February 24, 1997 to March 31, 1997.

       Operating income.  Operating income for the first quarter of
   fiscal 1997 increased   to $381,782 from a loss of $211,798 for the
   first quarter of fiscal 1996. Operating income as a percentage of net sales increased to 2.71% in the first quarter of fiscal 1997 from (1.4%) in the same period last year. The increase in operating income is attributable to increased efficiencies associated with APM and the acquisition of the CE Companies as explained above.

       Interest expense. Interest expense for the first quarter of 1997 was $185,355 compared to $95,526 for the same period in fiscal 1996. The increase in interest is primarily the result of the acquisition debt associated with the merger and acquisition of the CE Companies and increased operating debt used to finance both inventories and receivables for EFTC and the CE Companies in the first quarter of 1997.

       Income tax expense. The estimate of the Company's effective income tax rate for the first quarter of fiscal 1997 and 1996 was 34.4% and 40.3% respectively. This percentage fluctuates substantially because relatively small dollar amounts tend to move the rate significantly as estimates change. The Company expects that the rate will normalize in future quarters and be around the 37% range.


   LIQUIDITY AND CAPITAL RESOURCES

       During the first quarter of fiscal 1997 cash used in operations was $626,051 compared to cash used in operations of $1,987,511 in the same period last year.

       As of March 31, 1997, working capital totaled $10,605,830 compared to $8,508,489 at December 31, 1996. The increase is attributable to the inclusion of the acquisition of the CE Companies that occurred on February 24, 1997.

       Accounts receivable increased 64.5% to $6,359,773 at March 31, 1997 from $3,866,991 at March 31, 1996. A comparison of receivable turns (i.e. annualized sales divided by current accounts receivable) for the first quarter of fiscal 1997 and the first quarter of fiscal 1996 is 8.3 and 15.5 turns, respectively. The 1997 receivable turn is distorted because the sales for the first quarter includes only one month and four days of the CE Companies revenues. Based on historical annual revenues of the CE Companies and EFTC combined, the receivable turns would be 13.8 times.
       Inventories increased 60.1% to $14,645,127 at March 31, 1997 from $9,146,505 at March 31,1996. A comparison of inventory turns (i.e. annualized cost of sales divided by current inventory) for the first quarter of fiscal 1997 and 1996 shows a decrease to 3.4 from 6.3, respectively. The 1997 inventory turn is distorted because the cost of sales for the first quarter includes only one month and four days of the CE Companies costs. Based on historical annual cost of sales of the CE Companies and EFTC combined, the inventory turns would be 5.5 times.

       The Company used cash to purchase capital equipment totaling $547,858 in the first quarter of 1997, compared with $708,100 in the
   same period last year.   The Company also used cash to purchase the CE
   Companies, as explained earlier in the amount of $7,279,601. Proceeds from long-term borrowings of $6,700,000 were used to help fund the purchase of the CE Companies.

        On February 24, 1997, the Company renegotiated its revolving line of credit, negotiated a 90 day bridge loan and incurred additional equipment debt in conjunction with the merger and acquisition of the CE Companies. The revolving line of credit was increased to $15,000,000 and has a maturity date of June 5, 1998. Interest on this credit facility accrues at the Bank One Prime rate plus .25% (8.5% on March 31, 1997). The credit facility is collateralized by substantially all of the Company's assets, other than real estate. The loan agreement from this facility contains restrictive covenants relating to capital expenditures, borrowings and payment of dividends, and certain financial statement ratios. The credit facility may be withdrawn/canceled at the banks option under certain conditions such as default or in the event the Company experiences a material negative change in financial condition. The short term bridge facility was for $4,900,000 and has a maturity date of May 24, 1997. The interest rate accrues at the Bank One Prime rate plus .25% (8.5% on March 31, 1997). The proceeds from this loan were used to pay the cash portion of the consideration to be paid in the merger and acquisition noted above. The Company has engaged in discussions for issuance of convertible debt or preferred stock, the proceeds of which would be used to repay the bridge facility. The bridge facility was conditioned on the Company's receipt of a third party commitment for the purchase of the convertible debt or preferred stock which has been obtained. The Company also issued a $1,800,000 five year note with a maturity date of April 5,2002. The interest rate will be 8.95% per annum. The Company will pay this loan in 60 regular monthly payments of $36,983 and one final payment of $41,983. These payments include both principal and interest. The proceeds of this loan were used to pay off equipment debt of the CE Companies as per the merger agreement.

       The Company has committed to construct a new manufacturing facility in Oregon to replace the present location in Oregon at an approximate cost of $5,000,000. The Company is currently negotiating the financing on this new facility and expects to start construction in late May or early June of 1997.

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


   QUARTERLY RESULTS

       Although management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter of the year.


                    PART II. OTHER INFORMATION


   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The registrant held a Special Meeting of the Stockholders on February 24, 1997. A proposal to approve the issuance of 1,980,000 shares of the Company's common stock, par value $.01 per share (The "common stock"), in connection with (A) the merger of Current Electronics, Inc., an Oregon corporation ("CEI"), with and into Current Merger Corp., an Oregon corporation and a wholly-owned subsidiary of the Company, in exchange for such common stock and a cash payment of $3,370,000 subject to adjustment, and (B) the payment of $1,530,000, subject to adjustment, to the existing shareholders of Current Electronics (Washington), Inc., a Washington corporation and an affiliate of CEI ("CEWI"), in exchange for all of the outstanding capital stock of CEWI was voted on. Voting in favor were 2,270,851, opposed were 5,450, abstaining were 1,500 and shares not voted were 1,666,959.

       The shareholders approved the proposal to amend the Company's Equity Incentive Plan to increase the number of shares of the Company's common stock reserved for issuance thereunder from 325,000 to 995,000 and to make certain other changes. Voting in favor were 2,152,911, opposed were 123,330, abstaining were 1,560 and shares not voted were 1,666,959.

       The shareholders approved the proposal to amend the Company's Stock Option Plan for Non-Employee Directors to increase the number of shares of the Company's common stock reserved for issuance thereunder from 80,000 to 160,000, to provide that options may be granted thereunder to non-employee directors as determined by the Board of Directors of the Company and to make certain other changes. Voting in favor were 2,260,191, opposed were 16,050, abstaining were 1,560 and shares not voted were 1,666,959.

  Item 6 (A).     EXHIBITS

   EXHIBIT
   NUMBER

   27            Financial Data Schedule.


   ITEM 6 (B).   REPORTS ON FORM 8-K

   The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 1997. The following items were reported in Form 8-K dated March 5, 1997:

   Item 2. Acquisition or Disposition of Assets- The Company completed its acquisition of Current Electronics, Inc., an Oregon corporation and its affiliate, Current Electronics (Washington),Inc., a Washington corporation pursuant to an Agreement and Plan of Merger, dated January 15, 1997, as approved by the stockholders of the Company at a special meeting held on February 24, 1997.

   Item 7. Financial Statements and Exhibits- The following pro forma financial information was included in said report:

            (I) Unaudited Pro Forma Condensed Statement of Operations for the Nine Months Ended September 30,1996;

            (ii) Unaudited Pro Forma Condensed Statement of Operations for the Year Ended December 31,1995;

            (iii) Unaudited Pro Forma Condensed Balance Sheet as of September 30, 1996.

            Exhibit
            Number

            2.1 Agreement and Plan of Merger among Electronic Fab Technology Corp., Current Merger Corp., and Current Electronic, Inc., dated as of January 15, 1997.

            2.2 Share Purchase Agreement, dated as of January 15, 1997, among the Company and the shareholders of Current Electronics (Washington), Inc.

            10.1 Registration Rights Agreement, dated as of February 24, 1997, among the Company, Charles E. Hewitson, Matthew J. Hewitson, and Gregory Hewitson and certain other parties.

            10.2 Indemnification Agreement, dated as of February 24, 1997, among the shareholders of Current Electronics, Inc. party thereto, the shareholders of Current Electronics (Washington), Inc. party thereto and the Company.

   ITEM 6 (B).   REPORTS ON FORM 8-K/A

       The Company filed a Current Report on Form 8-K/A with the Securities and Exchange Commission on May 2, 1997. The following items were reported in the Form 8-K/A dated May 2, 1997:

   Item 7. Financial Statements and Exhibits-The following statements of Current Electronics, Inc. and Current Electronics
            (Washington), Inc. were included in said report:

            (i) Current Electronics, Inc. and Current Electronics Washington, Inc., Combined Balance Sheets as of
                   September 30, 1996 and 1995 and Combined Statement of Income and Retained Earnings and Combined Statement of Cash Flows for the three years ended September 30, 1994.

            (ii) Unaudited Pro Forma Condensed Balance Sheet as of December 31, 1996

            (iii) Unaudited Pro Forma Condensed Statement of Operations for the Year Ended December 31,1996.



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ELECTRONIC FAB TECHNOLOGY CORP.
                                          (Registrant)



   Date:  May 14, 1997            _____/s/Jack Calerson_____
                                          Jack Calderon
                              President and Chief Executive Officer



   Date:  May 14, 1997            __/s/Stuart W. Fuhlendorf__
                                       Stuart W. Fuhlendorf
                             Treasurer and Chief Financial Officer



   Date:  May 14, 1997            ___/s/Brent L. Hofmeister___
                                       Brent L. Hofmeister
                                           Controller