Form 10-Q
period 1997-06-30
ELECTRONIC FAB TECHNOLOGY CORP
filed 1997-08-14
CIK 916797

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


     FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:   June 30, 1997
     [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from              to

                         Commission file number: 0-23332

                                 EFTC CORPORATION
              (Exact name of registrant as specified in its charter)

            Colorado                                   84-0854616
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                               9351 Grant Street
                           Denver, Colorado  80229
                     (Address of principal executive offices)

                                  (303) 451-8200
                          (Issuer's telephone number)

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

        Class of Common Stock              Outstanding at August 8, 1997
     Common Stock, par value $0.01              5,937,410 shares


                             EFTC CORPORATION

                                 FORM 10-Q

                                   INDEX



                                                                   PAGE NUMBER
     PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets --               3
                  June 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of Income --         4
                  Three months and six months ended June 30, 1997 and 1996

                  Condensed Consolidated Statements of Cash              5
                  Flows -- Six  months ended June 30, 1997
                  and 1996

                  Notes to Condensed Consolidated Financial              6
                  Statements -- June 30, 1997


       Item 2.  Management's Discussion and Analysis of Results of       8
                Operations and Financial Condition


     PART II.  OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders     13

       Item 6.  Exhibits and Reports on Form 8-K/A                      14


     SIGNATURES                                                         15




                               EFTC CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)


                                                            June 30,          December 31,
                                                              1997                1996
  ASSETS
  Current assets
    Cash and cash equivalents                                $897,579           $123,882
    Accounts receivable, net of allowances of $105,000      7,032,934          3,866,991
    Inventories (note 2)                                   17,859,385          9,146,505
    Income taxes receivable                                   469,774            616,411
    Prepaid expenses and other current assets               1,110,661            496,255
         Total current assets                              27,370,333         14,250,044
  Property, plant and equipment, at cost                   16,974,712         12,392,267
    Less accumulated depreciation                           6,315,350          3,872,443
      Net property, plant and equipment                    10,659,362          8,519,824
  Other assets                                                114,943             99,773
  Amortization of Goodwill                                  7,974,933               -

                                                          $46,119,571        $22,869,641


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Line of credit with bank                               $5,800,000         $1,800,000
    Current portion of long-term debt                         468,655            170,000
    Accounts payable                                        7,893,819          2,320,871
    Notes payable to customers                                653,014               -
    Accrued expenses and other liabilities                  1,837,001          1,450,684
         Total current liabilities                         16,652,489          5,741,555
  Long-term debt, net of current portion                    9,140,117          2,890,000
  Deferred income taxes                                       328,482            315,859
  Shareholders' equity
    Preferred stock, $.01 par value.  Authorized
      5,000,000 shares; none issued or outstanding               -                   -
    Common stock, $.01 par value.  Authorized
      45,000,000 shares; issued 5,937,410 shares
      and 3,942,660 shares                                     59,374             39,427
    Additional paid-in capital                             15,661,350         10,187,180
    Retained earnings                                       4,277,759          3,695,620
         Total shareholders' equity                        19,998,483         13,922,227

                                                          $46,119,571        $22,869,641

  See notes to condensed consolidated financial statements.



                          EFTC CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (unaudited)


                                             Three months ended                   Six months ended
                                                   June 30,                            June 30,
                                              1997             1996             1997            1996

  Net sales                                $22,745,473     $15,941,411      $36,782,349     $30,944,370
  Cost of goods sold                        19,756,471      15,176,895       32,285,782      29,580,032

        Gross profit                         2,989,002         764,516        4,496,567       1,364,338

  Selling, general, and administrative
    expense                                  1,883,680         844,920        2,986,655       1,656,540

  Amortization of Goodwill                      66,793            -              89,601            -

        Operating income (loss)              1,038,529         (80,404)       1,420,311        (292,202)

  Other income (expense):
        Interest expense                      (351,788)       (147,087)        (537,143)       (242,613)
        Other, net                              21,411          23,615           37,538          16,471

                                              (330,377)       (123,472)        (499,605)       (226,142)

        Income (loss) before income taxes      708,152        (203,876)         920,706        (518,344)

  Income tax expense (benefit)                 265,448         (74,716)         338,567        (201,577)

        Net income (loss)                     $442,704       ($129,160)         582,139        (316,767)

  Income (loss) per common and common
    equivalent share                             $0.07          ($0.03)           $0.10          ($0.08)

  Weighted average shares outstanding        6,120,897       3,954,660        6,120,897       3,956,836

  See notes to condensed consolidated financial statements.




                          EFTC CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                                    Six months ended June 30,
                                                                     1997             1996
  Cash Flows From Operating Activities:
    Net income (loss)                                              $582,139        $(316,767)
    Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
        Depreciation                                                857,571          661,461
        Deferred income taxes                                        67,061          (18,383)
        (Gain) loss on sale and impairment of fixed assets            2,566           (9,479)
    Changes in operating assets and liabilities:
        Accounts receivable                                      (1,176,636)      (2,181,724)
        Inventories                                              (4,252,730)        (956,787)
        Prepaid expenses and other current assets                  (509,822)         188,276
        Accounts payable and accrued expenses                     3,018,521         (777,322)
        Income taxes                                                146,637         (176,119)
        Other assets                                                (10,726)         (24,711)
           Net cash provided by (used in) operating activities   (1,275,419)      (3,611,555)


  Cash flows from investing activities
    Proceeds from sale of equipment                                 239,806           96,402
    Purchase of CE Companies                                     (7,398,728)            -
    Purchase of property, plant and equipment                    (1,292,053)      (1,061,879)
           Net cash (used in) investing activities               (8,450,975)        (965,477)

  Cash flows from financing activities
    Proceed from long-term borrowings                             6,700,000             -
    Common stock issued                                              49,117            5,994
    Principal payments on long-term debt                           (151,228)         (85,000)
    Borrowings (payments) on notes payable, net                   3,902,202        4,200,000
           Net cash provided by financing activities             10,500,091        4,120,994
           Increase (decrease) in cash and
           cash equivalents                                         773,697         (456,038)

  Cash and cash equivalents:
    Beginning of period                                             123,882          481,086
    End of period                                                  $897,579          $25,048

  See notes to condensed consolidated financial statements.






                             EFTC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ending June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December
31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1996.

Note 2-- Acquisitions

      On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon Corporation, and Current Electronics (Washington), Inc., a Washington Corporation (the "CE Companies"), for total consideration of approximately $10.3 million, consisting of 1,980,000 shares of Company common stock and approximately $4.9 million in cash. The Company recorded goodwill of approximately $8 million in connection with the acquisition, which will be amoritzed over 30 years. The combined revenues of the CE Companies for the fiscal year ended September 30, 1996 was approximately $32.5 million.

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


      On July 10, 1997, the Company signed a merger/acquisition agreement with the Circuit Test Inc. companies, a group specializing in repair and warranty services to major original equipment manufacturers. The transaction will require stockholder approval and is expected to close by October 30, 1997.
The transaction involves the issuance of approximately 1.85 million shares of EFTC stock to CTI shareholders, $19.5 million in cash, the assumption of certain liabilities, and an amount based on future earnings.

     On July 16, 1997, the Company signed an agreement to purchase certain assets and to supply circuit board assembly services to AlliedSignal Inc.'s Aerospace operations. EFTC agreed to purchase the assets of AlliedSignal's Ft. Lauderdale Circuit Assembly Operation and Tucson Circuit Assembly Operation. EFTC has agreed to offer employment to all AlliedSignal employees associated with those operations. On August 4, 1997, the asset purchase relating to the Tucson facility was closed and on August 11, 1997 the asset purchase relating to the Ft. Lauderdale facility was closed. The total amount for the two facilities' inventory and personal property and equipment was approximately $12 million of which about half was funded at closing and the remainder will be paid over the next six months.


Note 3--Inventories

     The components of inventory consist of the following:

                                           June 30,              December 31,
                                             1997                    1996

         Purchased parts
           and completed
           subassemblies                    $14,134,290            $7,640,712
         Work-in-process                      3,249,787             1,256,570
         Finished Goods                         475,308               249,223
                                            $17,859,385            $9,146,505



Note 4--Supplemental Disclosure of Cash Flow Information

                                                  Six months ended June 30,
                                                  1997                  1996

       Cash paid during the period for:
            Interest                           $490,095              $232,757

            Income taxes                       $127,500                $6,000


        Common stock issued in exchange of
        stock in Current Electronics, Inc.   $5,445,000


Note 5--Notes Payable

      The Company has incurred significant borrowings since December 31, 1996. (See Management's Discussion and Analysis Liquidity and Capital section for details.)


              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
               THREE MONTHS  ENDED JUNE 30, 1997


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


RESULTS OF OPERATIONS

     Net sales. Net sales are net of discounts and are recognized upon shipment to a customer. The Company's net sales increased by 42.7% to $22,745,473 for the second quarter of fiscal 1997, from $15,941,411 during the same period in fiscal 1996. The increase in net sales is due primarily to the inclusion of the operations from Current Electronics, Inc. (CE Company's) which was acquired on February 24, 1997.

     The Company's net sales increased by 18.9% to $36,782,349 during the six months of fiscal 1997, from $30,944,370 during the same period of fiscal 1996. The increase in net sales is due primarily to the acquisition of Current Electronics as noted above.

     Gross profit. Gross profit equals net sales less cost of goods sold (such as salaries, leasing costs, and depreciation charges related to production operations); and non-direct, variable manufacturing costs (such as supplies and employee benefits). In the second quarter of fiscal 1997 gross profit increased 291.0% to $2,989,002 compared to $764,516 for the same period in 1996. The gross profit margin for the second quarter of fiscal 1997 was 13.1% compared to 4.8% for the same period of fiscal 1996. The primary reason for the increase in gross profit percentage is related to the operations of the CE Company's, which have a higher gross profit percentage. Another reason for the increase in gross profit is the adoption of the Asynchronous Process Manufacturing (APM) in the later part of 1996 in the Rocky Mountain facility. APM standardizes processes and sets them up in a parallel pattern on the manufacturing floor. Product can flow to any process, i.e., any board to any line. This unique arrangement combined with powerful proprietary information technologies allows for the manufacture of high-mix product in a high speed mode. The key to making APM work is to increase throughput by decreasing setup time, standardizing work centers and processing smaller lot sizes. EFTC has done this by designating teams to set up off-line feeders and standardizing loading methods regardless of product complexity. APM has allowed EFTC to increase productivity by producing product with less people which ultimately reduces costs and increases gross profit.

     In the first six months of 1997 gross profit increased by 229.6% to $4,496,567 compared to $1,364,338 for the first six months of fiscal 1996. The gross profit margin for the first six months of fiscal 1997 was 12.2% compared to 4.4% for the first six months of 1996. The reasons for these increases are explained above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SGA expense) consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SGA expense increased by 109.9% to $1,883,680 in the second quarter of 1997, compared with $844,920 a year earlier. As a percentage of net sales SGA expenses increased from 5.3% of net sales in the second quarter of fiscal 1996 to 8.3% of net sales in fiscal 1997. The primary reason for the increase in SGA expense is the inclusion of the CE Companies SGA expenses in 1997 of approximately $867,000 whereas their were none in 1996.

     Selling, general and administrative expenses increased by 98.1% to $2,986,655 for the six months of fiscal 1997 compared with $1,656,540 a year earlier. As a percentage of net sales, SGA increased to 8.1% in the first six months of 1997 from 5.4% in the same period of fiscal 1996. The increase is primarily due to the inclusion of the CE Companies SGA expenses in 1997 from February 24 to June 30 in the amount of approximately $1,132,000.

     Operating income. Operating income for the second quarter of fiscal 1997 increased 1391.6% to $1,038,529 from a loss of $80,404 for the second quarter of fiscal 1996. Operating income as a percentage of net sales increased to 4.6% in the second quarter of fiscal 1997 from (0.5%) in the same period last year. The increase in operating income is attributable to increased efficiencies associated with APM and the acquisition of the CE Companies as explained above.

       Operating income for the first six months of fiscal 1997 increased 586.1% to $1,420,311 from a loss of $292,202 for the first six months of fiscal 1996. Operating income as a percentage of net sales increased to 3.9% in the first six months of fiscal 1997 from (0.9%) in the same period last year. The increase in operating income is attributable to increased efficiencies associated with APM and the acquisition of the CE Companies as explained above.

     Interest expense. Interest expense for the second quarter of 1997 was $351,788 compared to $147,087 for the same period in fiscal 1996. The increase in interest is primarily the result of the acquisition debt associated with the merger and acquisition of the CE Companies and increased operating debt used to finance both inventories and receivables for EFTC and the CE Companies in the second quarter of 1997.

     Interest expense for the first six months of 1997 was $537,143 compared to $242,613 for the same period in fiscal 1996. The increase in interest is primarily the result of the acquisition debt associated with the merger and acquisition of the CE Companies and increased operating debt used to finance both inventories and receivables for EFTC and the CE Companies in the first six months of fiscal 1997.

     Income tax expense. The estimate of the Company's effective income tax rate for the second quarter of fiscal 1997 and 1996 was 37.5% and 36.7% respectively. This percentage fluctuates substantially because relatively small dollar amounts tend to move the rate significantly as estimates change. The Company expects that the rate will normalize in future quarters and be around the 37% range.

     The effective income tax rate for the first six months of fiscal 1997 was 36.8% compared to 38.9% from the same period a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of fiscal 1997 cash used in operations was $1,275,419 compared to cash used in operations of $3,611,555 in the same period last year. Increased profitability and an increase in working capital components are the primary reasons for the decrease in the cash used in operations in 1997 when compared to 1996.

     As of June 30, 1997, working capital totaled $10,717,844 compared to $8,508,489 at December 31, 1996. The increase is attributable to the working capital acquired related to the acquisition of the CE Companies that occurred on February 24, 1997.

     Accounts receivable decreased 1.8% to $7,032,934 at June 30, 1997 from $7,164,174 at June 30, 1996. A comparison of receivable turns (i.e. annualized sales divided by current accounts receivable) for the first six months of fiscal 1997 and the first six months of fiscal 1996 is 10.5 and 8.7 turns, respectively. The 1997 receivable turn is distorted because the sales for the first six months includes only four months and four days of the CE Companies revenues. Based on historical annual revenues of the CE Companies and EFTC combined, the receivable turns would be 11.9 times.

     Inventories increased 65.1% to $17,859,385 at June 30, 1997 from $10,816,201 at June 30, 1996. A comparison of inventory turns
(i.e. annualized cost of sales divided by current inventory) for the first six months of fiscal 1997 and 1996 shows a decrease to 3.6 from 5.5, respectively. The 1997 inventory turn is distorted because the cost of sales for the first quarter includes only one month and four days of the CE Companies costs. Based on historical annual cost of sales of the CE Companies and EFTC combined, the inventory turns would be 4.2 times.

     The Company used cash to purchase capital equipment totaling $1,292,053 in the first six months of 1997, compared with $1,061,879 in the same period
last year.   The Company also used cash to purchase the CE Companies, as explained earlier in the amount of $7,398,728. Proceeds from debt of $6,700,000 were used to help fund the purchase of the CE Companies.

      On February 24, 1997, the Company renegotiated its revolving line of credit, negotiated a 90 day bridge loan and incurred additional equipment debt in conjunction with the merger and acquisition of the CE Companies.
The revolving line of credit was increased to $15,000,000 and has a maturity date of June 5,1998. This note was subsequently extended while new financing is being put into place ( see below). Interest on this credit facility accrues at the Bank One Prime rate plus .25% (8.75% on June 30, 1997). The credit facility is collateralized by substantially all of the Company's assets, other than real estate. The loan agreement from this facility contains restrictive covenants relating to capital expenditures, borrowings and payment of dividends, and certain financial statement ratios. The credit facility may be withdrawn/cancelled at the banks option under certain conditions such as default or in the event the Company experiences a material negative change in financial condition. The short term bridge facility was for $4,900,000 and has a maturity date of May 24, 1997. This note was extended as new financing is being negotiated (see below). The interest rate accrues at the Bank One Prime rate plus .25% (8.75% on June 30, 1997).
The proceeds from this loan were used to pay the cash portion of the consideration paid in the merger and acquisition noted above. The Company has engaged in discussions for issuance of convertible debt or preferred stock, the proceeds of which would be used to repay the bridge facility.
The bridge facility was conditioned on the Company's receipt of a third party commitment for the purchase of the convertible debt or preferred stock which has been obtained. The Company also issued a $1,800,000 five year note with a maturity date of April 5, 2002. The interest rate will be 8.95% per annum. The Company will pay this loan in 60 regular monthly payments of $36,983 and one final payment of $41,983. These payments include both principal and interest. The proceeds of this loan were used to pay off equipment debt of the CE Companies as per the merger agreement.

     In connection with the Merger and Acquisition and the Asset purchase
(as explained in footnote 2), the Company has negotiated a commitment letter with Bank One comprised of a $30 million revolving line of credit, maturing on September 30, 2000 and a $15 million term loan maturing on September 30, 2002. The proceeds of the Bank One Loan may be used for (i) funding the Merger and Acquisition; (ii) funding the Asset Purchase; (iii) funding the Real Property Purchase; (iv) repayment of the existing Bank One line of credit and bridge facility; and (v) working capital requirements. The Bank One Loan will bear interest at a rate based on either the Bank One prime rate or the LIBOR plus applicable margins ranging form 3.25% to 0.50% for the term facility and 2.75% to 0.00% for the revolving facility. Borrowings on the revolving facility are subject to limitation based on the value of the available collateral.
The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate, whether now owned or hereinafter acquired.
The loan agreement for the Bank One Loan is expected to contain restrictive covenants relating to capital expenditures, limitations of investments, borrowings, payment of dividends, mergers and acquisitions. In addition, the loan agreement is expected to contain financial covenants relating to the following ratios: (i) maximum senior debt to EBIDTA to interest;
(ii) maximum total debt to EBIDTA; (iii) minimum fixed charge coverage;
(iv) minimum EBIDTA to interest (v) minimum tangible net worth requirement with periodic step-up; (vi) maximum annual capital expenditures; and
(vii) excess cash flow recapture. The Bank One Loan is subject to the negotiation of definitive loan documents, and there can be no assurance that the Company will be able to obtain the Bank One Loan on terms satisfactory to the Company.

     In addition to the Bank One Loan, the Company has agreed upon the terms for the issuance of $15 million in Subordinated Notes, with a maturity date of June 24, 2002 and bearing a fixed coupon of LIBOR plus 2.00%. The Subordinated Notes are amortized yearly with payments of $50,000 and one final payment of $14,800,000 and may be prepaid in whole or in part at any time, with any prepayment subordinated to the Bank One Loan. The Subordinated Notes will be accompanied by warrants for 500,000 shares of the Company's Common Stock at an exercise price of $8.00. The holder of the Subordinated Notes will be Richard L. Monfort, a director of the Company.

     The Company has committed to construct a new manufacturing facility in Oregon to replace the present location in Oregon at an approximate cost of $5,000,000. The Company has agreed upon the terms for the financing of this new facility and has started construction.

     New accounting standard. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128") which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS 128 is effective for the Company's fiscal year ending December 31, 1997 and retroactive application is required. The Company believes the adoption of SFAS 128 will not have a material efect on its reported income per share.

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


                   PART II. OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The registrant held its annual meeting of shareholders on May 28, 1997, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                       Shares Voted             Shares
                                          "For"               "Withheld"

Gerald J. Reid                           5,757,307              3,199
Gregory C. Hewitson                      5,757,307              3,199
Jack Calderon                            5,756,307              4,199
Matthew J. Hewitson                      5,757,307              3,199
Stuart W. Fuhlendorf                     5,756,307              4,199
Robert F. McNamara                       5,756,307              4,199
Charles E. Hewitson                      5,757,307              3,199
Masoud S. Shirazi                        5,757,307              3,199

     The proposal to amend the Company's Articles of Incorporation to change the Company's name to "EFTC Corporation":

Shares Voted                                            Shares Not
   "For"             "Against"           "Abstain"         Voted

 5,744,767             1,400              14,339          169,654

     The appointment of KPMG Peat Marwick LLP as independent auditor was approved by the following vote:

Shares Voted                                            Shares Not
   "For"             "Against"           "Abstain"         Voted

 5,731,990             9,717              18,799           169,654


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

          (ii)  Unaudited Pro Forma Condensed Balance Sheet as of December 31,
                1996

          (iii) Unaudited Pro Forma Condensed Statement of Operations for the Year Ended December 31, 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EFTC CORPORATION
                                        (Registrant)



Date: August 14, 1997              \s\ Jack Calderon
                                   Jack Calderon
                                   President and Chief Executive Officer



Date: August 14, 1997              \s\ Stuart W. Fuhlendorf
                                   Stuart W. Fuhlendorf
                                   Treasurer and Chief Financial Officer



Date: August 14, 1997              \s\ Brent L. Hofmeister
                                   Brent L. Hofmeister
                                   Controller