Form 10-Q/A
period 1997-03-31
ELECTRONIC FAB TECHNOLOGY CORP
filed 1997-11-12
CIK 916797

U. S. SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-Q\A

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

                                          Electronic Fab Technology Corp.
                                               7251 West 4th Street
                                           Greeley, Colorado 80634-9763
                            (Former name, former address and former fiscal year,
                             if changed since last report)

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

         Class of Common Stock                       Outstanding at May 6, 1997
   Common Stock, par value $0.01                              5,937,060 shares

                                                   INTRODUCTION

         EFTC Corporation, (the "Company") hereby amends its Quarterly Report on Form 10-Q for the three months ended March 31, 1997, by deleting its response to
Part I, Item 2, contained in its original filing and replacing such section with the following:

PART I.  FINANCIAL INFORMATION

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

         Accounts receivable increased 64.5% to $6,359,773 at March 31, 1997 from $3,866,991 at March 31, 1996. A comparison of receivable turns (i.e. annualized sales divided by current accounts receivable) for the first quarter of fiscal 1997 and the first quarter of fiscal 1996 is 8.8 and 15.5 turns, respectively. The 1997 receivable turn is distorted because the sales for the first quarter includes only one month and four days of the CE Companies revenues. Based on historical annual revenues of the CE Companies and EFTC combined, the receivable turns for the first quarter of fiscal 1997 would be
14.1 times. Inventories increased 60.1% to $14,645,127 at March 31, 1997 from $9,146,505 at March 31,1996. A comparison of inventory turns (i.e. annualized cost of sales divided by current inventory) for the first quarter of fiscal 1997 and 1996 shows a decrease to 3.4 from 6.3, respectively. The 1997 inventory turn is distorted because the cost of sales for the first quarter includes only one month and four days of the CE Companies costs. Based on historical annual cost of sales of the CE Companies and EFTC combined, the inventory turns would be 5.5 times.

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


                                                     SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EFTC CORPORATION
                                  (Registrant)





Date: November 12, 1997                    \s\ Brent Hoffmeister
                                           ------------------------
                                           Brent Hoffmeister, Controller
                                           (Chief Accounting Officer)