Form 10-Q/A
period 1997-06-30
ELECTRONIC FAB TECHNOLOGY CORP
filed 1997-11-12
CIK 916797

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

                                                 (not applicable)
                (Former name, former address and former fiscal year, if changed since last report)

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

                                                   INTRODUCTION

         EFTC Corporation, (the "Company") hereby amends its Quarterly Report on Form 10-Q for the three months ended June 30, 1997, by deleting its response to
Part I, Item 2, contained in its original filing and replacing such section with the following:

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (SGA expense) consist primarily of non-manufacturing salaries, sales commissions, and other general expenses. SGA expense increased by 122.9% to $1,883,680 in the second quarter of 1997, compared with $844,920 a year earlier. As a percentage of net sales SGA expenses increased from 5.3% of net sales in the second quarter of fiscal 1996 to 8.3% of net sales in fiscal 1997. The primary reason for the increase in SGA expense is the inclusion of the CE Companies SGA expenses in 1997 of approximately $867,000 whereas their were none in 1996.

         Selling, general and administrative expenses increased by 80.3% to $2,986,655 for the six months of fiscal 1997 compared with $1,656,540 a year earlier. As a percentage of net sales, SGA increased to 8.1% in the first six months of 1997 from 5.4% in the same period of fiscal 1996. The increase is primarily due to the inclusion of the CE Companies SGA expenses in 1997 from February 24 to June 30 in the amount of approximately $1,132,000.

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

         Accounts receivable decreased 1.8% to $7,032,934 at June 30, 1997 from $7,164,174 at June 30, 1996. A comparison of receivable turns (i.e. annualized sales divided by current accounts receivable) for the first six months of fiscal 1997 and the first six months of fiscal 1996 is 10.5 and 8.7 turns, respectively. The 1997 receivable turn is distorted because the sales for the first six months includes only four months and four days of the CE Companies revenues. Based on historical annual revenues of the CE Companies and EFTC combined, the receivable turns for the first six months of fiscal 1997 would be
12.7 times.

         Inventories  increased  65.1%  to  $17,859,385  at June 30,  1997  from
$10,816,201 at June 30, 1996. A comparison of inventory turns (i.e. annualized cost of sales divided by current inventory) for the first six months of fiscal 1997 and 1996 shows a decrease to 3.6 from 5.5, respectively. The 1997 inventory turn is distorted because the cost of sales for the first quarter includes only one month and four days of the CE Companies costs. Based on historical annual cost of sales of the CE Companies and EFTC combined, the inventory turns for the first six months of fiscal 1997 would be 4.5 times.

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