Form 10-Q
period 1997-09-30
ELECTRONIC FAB TECHNOLOGY CORP
filed 1997-11-14
CIK 916797

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

  (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:  September 30, 1997
  [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____ to _____


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
        YES __X__                                NO  _____

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class of Common Stock              Outstanding at November 7, 1997
      Common Stock, par value $0.01                 7,818,635 shares





                           EFTC CORPORATION

                                 FORM 10-Q

                                   INDEX


                                                               PAGE NUMBER
  PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets --              3
                September 30, 1997 and December 31, 1996

                Condensed Consolidated Statements of Income --        4
                Three months and nine months ended September 30, 1997 and 1996

                Condensed Consolidated Statements of Cash             5
                Flows -- Nine months ended September 30, 1997 and
                1996

                Notes to Condensed Consolidated Financial             6
                Statements -- September 30, 1997

    Item 2.  Management's Discussion and Analysis of Results of       9
             Operations and Financial Condition


  PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders     15

    Item 6.  Exhibits and Reports on Form 8-K                        16

  SIGNATURES                                                         18


                                             EFTC CORPORATION
                                    Condensed Consolidated Balance Sheets


ASSETS                                                   September 30,             December 31,
                                                             1997                      1996
Current assets
    Cash and cash equivalents                               $2,226,217                   $123,882
    Accounts receivable, net of allowances
        of $194,480 and 20,000                              18,296,809                  3,866,991
    Inventories                                             32,754,622                  9,146,505
    Income taxes receivable                                                               616,411
    Deferred income taxes                                      492,037                    427,059
    Prepaid expenses and other current assets                  701,841                     69,196

        Total current assets                                54,471,526                 14,250,044


Property, plant and equipment, at cost                      24,304,095                 12,392,267
    Less accumulated depreciation                           (6,451,618)                (3,872,443)
        Net property, plant and equipment                   17,852,477                  8,519,824

Other assets                                                 4,962,140                     99,773
Goodwill                                                    40,359,749                       -

        Total assets                                      $117,645,892                $22,869,641



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Line of credit with bank                               $22,513,915                 $1,800,000
    Current portion of long-term debt                        2,275,000                    170,000
    Accounts payable                                        21,125,734                  2,320,871
    Accrued expenses and other liabilities                   8,145,581                  1,450,684

        Total current liabilities                           54,060,230                  5,741,555

Long-term debt, net of current portion                      32,725,000                  2,890,000

Deferred income taxes                                          674,264                    315,859

        Total liabilities                                   87,459,494                  8,947,414


Shareholders' equity
    Preferred stock, $.01 par value.  Authorized
        5,000,000 shares; none issued or outstanding              -                           -
    Common stock, $.01 par value.  Authorized 45,000,000
        shares; issued 7,812,135 and 3,942,660 shares           78,121                      39,427
    Additional paid-in capital                              24,443,629                  10,187,180
    Retained earnings                                        5,664,648                   3,695,620
        Total shareholders' equity                          30,186,398                  13,922,227

        Total liabilities and shareholders' equity        $117,645,892                 $22,869,641


See notes to condensed consolidated financial statements.



                                              EFTC CORPORATION
                               Condensed Consolidated Statements of Operations

                                        Three months ended September 30,     Nine months ended September 30,
                                             1997              1996                1997             1996

Net sales                                 $28,190,871       $13,631,921         $64,973,220     $44,576,291
Cost of goods sold                         24,453,952        13,096,171          56,739,734      42,676,203

      Gross profit                          3,736,919           535,750           8,233,486       1,900,088

Selling, general, and administrative
    expense                                 2,139,571         1,746,550           5,126,226       3,403,090
Goodwill amortization                          67,115              -                156,716            -
Impairment of fixed assets                       -              725,869                -            725,869

      Operating income (loss)               1,530,233        (1,936,669)          2,950,544     (2,228,871)

Other income (expense):
    Interest expense                         (517,305)         (141,898)         (1,054,448)       (384,511)
    Gain (loss) on disposition of assets    1,152,430           (12,723)          1,152,430         (12,723)
    Other, net                                 15,788            13,341              53,326          29,812
                                              650,913          (141,280)            151,308        (367,422)

      Income (loss) before income taxes     2,181,146        (2,077,949)          3,101,852      (2,596,293)

Income tax expense (benefit)                  794,257          (718,626)          1,132,824        (920,203)

      Net income (loss)                    $1,386,889       ($1,359,323)         $1,969,028     ($1,676,090)

Income (loss) per common and common
    equivalent share:
    Primary                                     $0.21            ($0.34)              $0.34          ($0.42)
    Fully diluted                               $0.21            ($0.34)              $0.32          ($0.42)

Weighted average shares outstanding
    Primary                                 6,498,450         3,968,417           5,854,460       3,968,417
    Fully diluted                           6,675,646         3,968,417           6,218,528       3,968,417

See notes to condensed consolidated financial statements.

                                              EFTC CORPORATION
                               Condensed Consolidated Statements of Cash Flows


                                                                     Nine months ended September 30,
                                                                       1997                   1996

Cash Flows From Operating Activities:
    Net income (loss)                                               $1,969,028             ($1,676,090)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
            Depreciation and amortization                            1,417,407                 999,454
            Deferred income taxes                                      554,958                 (10,103)
            (Gain) loss on sale of fixed assets                     (1,149,638)              1,181,000
    Changes in operating assets and liabilities
            Accounts receivable                                     (9,774,725)              1,561,968
            Inventories                                            (15,535,734)               (287,678)
            Prepaid expenses and other current assets                 (358,147)                250,848
            Accounts payable and other accrued liabilities          13,291,195              (1,692,182)
            Income taxes receivable                                    616,411                (909,753)
            Income taxes payable                                       491,930                    -
            Other assets                                            (3,871,536)                121,824

                Net cash (used in) operating activities            (12,348,851)               (460,712)


Cash flows from investing activities
    Proceeds from sale of equipment                                  2,419,820                  10,157
    Purchase of property, plant and equipment                       (6,418,212)             (2,135,969)
    Net assets acquired in business combinations and asset
        acquisition, net of cash acquired                          (24,595,172)                   -
                Net cash (used in) investing activities            (28,593,564)             (2,125,812)


Cash flows from financing activities
    Common stock issued, net of issuance costs                         112,960                   5,994
    Principal payments on long-term debt                           (18,644,625)               (170,000)
    Borrowings (payments) on notes payable, net                     20,713,915               2,300,000
    Proceeds from long-term debt                                    41,700,000                    -
    Payment of financing costs                                        (837,500)                   -
                Net cash provided by financing activities           43,044,750               2,135,994

                Increase (decrease) in cash and
                cash equivalents                                     2,102,335                (450,530)

Cash and cash equivalents:

    Beginning of period                                                123,882                 481,086

    End of period                                                   $2,226,217                 $30,556

See notes to condensed consolidated financial statements.


                            EFTC CORPORATION
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  Note 1--Basis of Presentation

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and nine months ending September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report and Form 10-K for the year ended December 31, 1996.


  Note 2--Business Combinations and Asset Acquisitions

         On September 30, 1997, the Company acquired three affiliated companies, Circuit Test, Inc., Airhub Service Group L.C. and CTI International, L.C. (the CTI Companies) for approximately $29.3 million consisting of 1,858,975 shares of the Company's common Stock and approximately $20.5 million in cash which includes approximately $1 million of transaction costs. In addition, the Company will make a $6 million contingent payment payable upon closing of a public offering of securities. The Company recorded goodwill of approximately $32.4 million, which will be amortized over 30 years. The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition.

         In August and September 1997, the Company completed the initial elements of two transactions with AlliedSignal Inc. (AlliedSignal) pursuant to which the Company acquired certain inventory and equipment located in Fort Lauderdale, Florida, subleased the facility where such inventory and equipment was located and employed certain persons formerly employed by AlliedSignal at that location. The Company also hired certain persons formerly employed by AlliedSignal in Arizona and agreed with AlliedSignal to provide the personnel and management services necessary to operate a related facility on behalf of AlliedSignal on a temporary basis. Subject to the satisfaction of the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Company will acquire AlliedSignal's inventory and equipment located at the Arizona facility. The aggregate purchase price of all the assets to be acquired by the Company from AlliedSignal is expected to approximated $15.0 million, of which $10.9 million had been paid through September 30, 1997. The Company has also agreed to pay AlliedSignal one percent of gross revenue for all electronic assemblies and parts made for customers other than AlliedSignal at the Arizona or Florida facilities through December 31, 2006.

         On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon Corporation, and Current Electronics (Washington), Inc., a Washington Corporation (the CE Companies), for total consideration of approximately $10.9 million, consisting of 1,980,000 shares of Company common stock and approximately $5.5 million in cash which included approximately $600,000 of transaction costs. The Company recorded goodwill of approximately $8.0 million in connection with the acquisition, which is being amortized over 30 years. The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition.

         The following unaudited pro forma information assumes that the acquisitions of the CTI Companies and the CE Companies had occurred on January 1, 1996 (in thousands):

                                        Nine Months
                                           ended              Year ended
                                       September 30,         December 31,
                                           1997                 1996

       Revenue . . . . . . . . . . . .    $98,020              $115,910
       Net loss. . . . . . . . . . . .       (337)               (2,109)
       Loss per share, fully diluted .       (.04)                 (.27)

       The above pro forma information is not necessarily indicative of future results.


  Notes 3--Inventories

         The components of inventory consist of the following:

                                         September 30,      December 31,
                                             1997               1996

            Purchased parts
              and completed
              subassemblies                $13,263,807        $7,640,712
            Work-in-process                 19,082,167         1,256,570
            Finished Goods                     408,648           249,223
                                           $32,754,622        $9,146,505


  Note 4--Supplemental Disclosure of Cash Flow Information

                                          Nine months ended September 30,

                                                1997            1996

         Cash paid during the period for:
              Interest                        $ 1,054,448      $374,960

              Income taxes paid (refunded)       (402,392)     $ 12,728

         Common stock issued in business
              combinations                    $14,182,182


  Note 5--Notes Payable

         The Company has incurred significant borrowings since December 31, 1996. (See Management's Discussion and Analysis Liquidity and Capital section for details.)

                MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997


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


  RESULTS OF OPERATIONS

        Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

         Net sales. Net sales are net of discounts and are recognized upon shipment to a customer. The Company's net sales increased by 107.4% to
  28.2 million for the third quarter of fiscal 1997, from $13.6 million during the same period in fiscal 1996. The increase in net sales is due primarily to the inclusion of the operations from Current Electronics, Inc. (CE Companies), acquired on February 24, 1997, and the inclusion of the operations of the Company's Fort Lauderdale facility, acquired from AlliedSignal on August 11, 1997.

         Gross profit. Gross profit equals net sales less cost of goods sold (such as salaries, leasing costs, and depreciation charges related to production operations); and non-direct, variable manufacturing costs (such as supplies and employee benefits). Gross profit increased by 640.0% to $3.7 million for the third quarter of 1997, from $0.5 million during the third quarter of 1996. The gross profit margin for the three months ended September 30, 1997 was 13.3% compared to 3.9% for the same period in 1996. The increase in gross profit percentage is related to the operations of the CE Companies, which have historically had a higher gross profit percentage. In addition, as revenues have increased, fixed overhead costs such as labor costs and depreciation have been absorbed in cost of goods resulting in higher margins. Finally, the Company incurred a restructuring charge in cost of goods sold of $0.5 million in the third quarter of fiscal 1996, primarily related to severance pay and write-off of inventory associated with the restructuring of the Company's customer base, which accentuated the difference in gross profit between the three months ended September 30, 1997 compared to the same period in fiscal 1996.

         Selling, general and administrative expenses. Selling, general and administrative ("SGA") expenses increased by 23.5% to $2.1 million for the third quarter of 1997 compared to $1.7 million for the same period in 1996. As a percentage of net sales, SGA expense decreased to 7.6% in the third quarter of 1997 from 12.8% in the third quarter of 1996. The Company incurred a restructuring charge of $0.9 million in the third quarter of 1996, primarily from severance pay for terminated employees at the Rocky Mountain facility. Without the restructuring charge, SGA expense for the third quarter of 1996 would have been 6.2% of net sales. The increase in SGA expense is due to the inclusion of the CE Companies' SGA expenses, SGA expenses related to the Company's Fort Lauderdale, Florida facility, and increased investment in information technology and marketing.

         Impairment of fixed assets. During the third quarter of 1996, the Company incurred a write down associated with impaired assets in the amount of $725,869. Statement of Financial Accounting Standards No. 121 "Accounting for impairment of long-lived assets and for long-lived assets to be disposed of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company went through a corporate restructuring in the third quarter of 1996 which included a workforce reduction and the implementation of APM which resulted in certain assets no longer being used in operations. Certain software that will no longer be used, as well as equipment that was sold, were written down to fair value in accordance with Statement No. 121.

         Operating Income. Operating income increased to $1.5 million for the third quarter of 1997 from a loss of $1.9 million for the third quarter of 1996. Operating income as a percentage of net sales increased to 5.4% in the third quarter of 1997 from negative 14.2% in the same period of 1996. The increase in operating income is attributable to the CE Merger, increased efficiencies associated with APM, and the acquisition and operation of the Fort Lauderdale, Florida facility. The Company also incurred a restructuring charge of $2.1 million in the third quarter of 1996. Without this restructuring charge the 1996 operating loss would have been $0.2 million and operating profit margin would have been approximately negative 1.5%.

         Interest expense. Interest expense was $517,305 for the third quarter of 1997 as compared to $141,898 for the same period in 1996. The increase in interest is primarily the result of the incurrence of debt associated with the CE Merger and the AlliedSignal Asset Purchase in Arizona and Florida, and increased operating debt used to finance both inventories and receivables for the Company in the third quarter of fiscal 1997.

         Gain (loss) on disposition of assets. The gain on the disposition of assets of $1.2 million in the third quarter 1997 compared to a loss of $12,722 in the same period 1996 is primarily due to the sale of one facility in the Rocky Mountains for $2.4 million. The remaining facility will be expanded to allow all operations in the Rocky Mountain facility to be under one roof. The expansion should be completed by the end of the first quarter of 1998.

         Income tax expense. The effective income tax rate for the third quarter of fiscal 1997 was 36.4% compared to 34.6% for the same period a year earlier. This percentage can fluctuate because relatively small dollar amounts tend to move the rate significantly as estimates change. The Company expects that the rate will be higher in the upcoming quarters. This higher anticipated effective rate is due to the impact of the non-deductible goodwill component of the CTI Merger and CE Merger.


          Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

          Net sales. The Company's net sales increased by 45.8% to $65.0 million during the first nine months of 1997, from $44.6 million for the nine months of 1996. The increase in net sales is due primarily to the inclusion of the operations from the CE Companies, acquired on February 24, 1997, the inclusion of the operations of the Company's Fort Lauderdale facility, acquired from AlliedSignal on August 11, 1997, and increased orders from existing customers.

         Gross profit. Gross profit increased by 333.3% to $8.2 million during the first nine months of 1997, from $1.9 million during the first nine months of 1996. The gross profit margin for the first nine months of 1997 was 12.7% compared to 4.3% for the first nine months of 1996.
  The increase in gross profit percentage is related to (i) the operations of the CE Companies, which have historically had a higher gross profit percentage and (ii) the adoption of APM in the later part of 1996 in the Rocky Mountain facility which has resulted in greater operating efficiencies. In addition, as revenues have increased, fixed overhead costs such as labor costs and depreciation have been absorbed in cost of goods resulting in higher margins. Finally, the Company incurred a restructuring charge in cost of goods of $0.5 million in the third quarter of fiscal 1996, primarily related to severance pay and the write-off of inventory associated with the restructuring of the Company's customer base, which accentuated the difference in gross profit between the first nine months of 1996 and 1997.

         Selling, general and administrative expenses. Selling, general and administrative ("SGA") expenses increased by 50.6% to $5.1 million for the first nine months of 1997 compared with $3.4 million for the same period for the first nine months of 1996. As a percentage of net sales, SGA expenses increased to 7.9% in the first nine months of 1997 from 7.7% in the same period of 1996. The Company incurred a restructuring charge of $0.9 million in the third quarter of 1996, primarily from severance pay for terminated employees at the Rocky Mountain facility. Without the restructuring charge, SGA expense for the first nine months of 1996 would have been 5.6% of sales. The increase in SGA expenses is primarily due to the inclusion of the CE Companies' SGA expenses, SGA expenses related to the Company's Fort Lauderdale, Florida facility, and increased investment in information technology and marketing.

         Impairment of fixed assets. During the third quarter of 1996, the Company incurred a write down associated with impaired assets in the amount of $725,869. See "Three Months Ended 1997 Compared to 1996, Impairment of Fixed Assets."

         Operating Income. Operating income increased to $3.0 million for the first nine months of 1997 from a loss of $2.2 million for the first nine months of 1996. Operating income as a percentage of net sales increased to 4.5% in the first nine months of 1997 from negative 5.0% in the same period of 1996. The increase in operating income is attributable to the CE Merger, increased efficiencies associated with APM, and the acquisition and operation of the Fort Lauderdale, Florida facility. Without the $2.1 million write down in the third quarter of 1996, the nine months 1996 operating loss would have been $0.1 million, and the operating profit margin would have been approximately breakeven.

         Interest expense. Interest expense was $1.1 million for the first nine months of 1997 as compared to $0.4 million for the same period in 1996. The increase in interest is primarily the result of the incurrence of debt associated with the CE Merger and the AlliedSignal Asset Purchase in Arizona and Florida, and increased operating debt used to finance both inventories and receivables for the Company in the first nine months of fiscal 1997.

         Income tax expense. The effective income tax rate for the first nine months of fiscal 1997 was 36.5% compared to 35.4% from the same period a year earlier. This percentage can fluctuate because relatively small dollar amounts tend to move the rate significantly as estimates change. The Company expects that the rate will be higher in the upcoming quarters. This higher anticipated effective tax rate is due to the impact of the nondeductible goodwill component of the CTI Merger and CE Merger.


  LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, working capital totaled $411,296 compared to $8.5 million at December 31, 1996. The decrease in working capital in the first nine months of 1997 is attributable to the increased borrowings under the Company's line of credit associated with the CTI Merger.

         Cash used in operations for the first nine months of 1997 was $12.3 million compared to $0.5 million in the same period last year. The AlliedSignal Asset Purchase in Florida and Arizona and the CTI Merger resulted in a significant use of funds, particularly in the purchase of inventory and equipment in the third quarter of 1997. Accounts receivable increased 434.9% to $18.3 million at September 30, 1997 from $3.4 million at September 30, 1996. A comparison of receivable turns (i.e., annualized sales divided by current accounts receivable) for the first nine months of 1997 and the first nine months of 1996 is 4.7 and 17.4 turns, respectively. The 1997 receivable turn is distorted because the sales for the first quarter of 1997 includes only one month and four days of the CE Companies' revenues. The balance sheet of the Company as of September 30, 1997, includes the consolidation of the CTI Companies and the AlliedSignal Asset Purchase, but there has been no corresponding revenue recognition from the CTI Merger and only one month and 20 days of the revenues from the operations in Fort Lauderdale, Florida and Tucson, Arizona. Inventories increased 258.1% to $32.8 million at September 30, 1997 from $10.1 million at September 30, 1996. A comparison of inventory turns (i.e., annualized cost of sales divided by current inventory) for the first nine months of fiscal 1997 and 1996 shows a decrease to 2.3 from 5.6, respectively. The 1997 inventory turns are distorted because the cost of sales for the first quarter includes only one month and four days of the CE Companies' costs. Also the 1997 third quarter ending balance sheet includes the consolidation of the CTI Companies and the AlliedSignal Asset Purchase, but there has been no corresponding revenue recognition from the CTI Companies and only one month and 20 days of costs of running the Fort Lauderdale, Florida and Tucson, Arizona operations. Inventory increases in the early stages of new turnkey business may create delays and decrease the turning of inventory until the new assemblies are in full production.

         The Company used cash to purchase capital equipment totaling $6.4 million in the first nine months of 1997, compared with $2.1 million in the same period last year. The Company also used cash to purchase the CE Companies and CTI Companies, as explained earlier, in the amount of $24.6 million. Proceeds from long-term borrowings of $35.0 million were used to help fund the purchase of the CE Companies and CTI Companies.

         In connection with the CTI Merger and the AlliedSignal Asset Purchase, the Company entered into the Bank One Loan comprised of a $25 million revolving line of credit, maturing on September 30, 2000 and a $20 million term loan maturing on September 30, 2002. The proceeds of the Bank One Loan were used for (i) funding the CTI Merger and (ii) repayment of the then-existing Bank One line of credit, bridge facility and equipment loan. The Bank One Loan bears interest at a rate based on either the LIBOR or Bank One prime rate plus applicable margins ranging from 3.25% to 0.50% for the term facility and 2.75% to 0.00% for the revolving facility. Borrowings on the revolving facility are subject to limitation based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and memberships of the Company's subsidiaries, whether now owned or later acquired. The agreement for the Bank One Loan contains covenants restricting liens, capital expenditures, investments, borrowings, payment of dividends, mergers and acquisitions and sale of assets. In addition, the loan agreement contains financial covenants restricting maximum annual capital expenditures, recapturing excess cash flow and requiring maintenance of the following ratios: (i) maximum senior debt to EBITDA (as defined in the agreement for the Bank One Loan); (ii) maximum total debt to EBITDA; (iii) minimum fixed charge coverage; (iv) minimum EBITDA to interest; and (v) minimum tangible net worth requirement with periodic step-up. As of September 30, 1997, the borrowing availability under the Bank One Loan was approximately $2.5 million.

         In addition to the Bank One Loan, the Company has issued the Subordinated Notes in the aggregate principal amount of $15 million, with a maturity date of December 31, 2002 and bearing a rate of the London Inter-Bank Offered Rate, adjusted monthly ("LIBOR"), plus 2.00% in order to fund the AlliedSignal Asset Purchase. The Subordinated Notes are payable in four annual installments of $50,000 and one final payment of $14.8 million at maturity, but may be prepaid in whole or in part at the option of the Company at any time. All payments and prepayments in respect of the Subordinated Notes are fully subordinated to all payments in respect of the Bank One Loan. The Subordinated Notes are accompanied by warrants for 500,000 shares of the Company's Common Stock at an exercise price of $8.00 (the "Warrants"). The Warrants were exercised on October 9, 1997. The holder of the Subordinated Notes is Richard L. Monfort, a director of the Company. See "Certain Relationships and Related Transactions."

         The Company has begun construction of new manufacturing facility in Oregon to replace its present facility located in Oregon at an approximate cost of $5.8 million. The Company will fund this from operational cash flow and, to the extent necessary, available lines of credit.

         The Company may require additional capital to finance enhancements to, or expansions of, its manufacturing capacity in accordance with its business strategy. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. The Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowing or leasing arrangements; however, no assurance can be given that financing will be available on terms acceptable to the Company.

         New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statement No. 128. "Earnings Per Share." ("SFAS 128") which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS 128 is effective for the Company's fiscal year ending December 31, 1997 and retroactive application is required. The Company believes the adoption of SFAS 128 will not have a material effect on its determination of earnings per share.



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


                         PART II.  OTHER INFORMATION


  Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant held a special meeting of shareholders on September 30, 1997, for the purpose of soliciting proxies by the Board of Directors of the Company for use at the special meeting of shareholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         The proposal to approve the issuance of 1,858,975 shares of the Company's Common Stock, par value $.01 per share in accordance with Nasdaq Stock Market rules in connection with the Merger of Circuit Test, Inc., a Florida Corporation, with and into CTI Acquisition Corp., a Florida Corporation and a wholly-owned subsidiary of the Company, in exchange for the EFTC equity.

  Shares Voted                                             Shares Not
     "For"              "Against"          "Abstain"         Voted

    3,841,046               0                5,450          2,092,014


         To approve an amendment to the Company's Equity Incentive Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 995,000 to 1,995,000 and to make certain other changes.

  Shares Voted                                             Shares Not
     "For"              "Against"          "Abstain"         Voted

    3,841,046               0                5,450          2,092,014

         To approve an amendment to the Company's Stock Option Plan for Non-Employee Directors to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 160,000 to 300,000 and to make certain other changes.

  Shares Voted                                             Shares Not
     "For"              "Against"          "Abstain"         Voted

    3,841,046                0               5,450          2,092,014




  Item 6(A).    EXHIBITS

  EXHIBIT
  NUMBER

  27               Financial Data Schedule


  ITEM 6(B).    REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1997. The following items were reported in Form 8-K dated August 26, 1997.

  Item 2.  Acquisition or Deposition of Assets.

         The Company entered into a Master Agreement with AlliedSignal Avionics, Inc.(Avonics), A Kansas corporation and AlliedSignal, Inc., Equipment Systems Unit(AES)on July 15, 1997. Pursuant to the Master Agreement, the Company agreed (i) to purchase certain assets owned by AlliedSignal that are located at AlliedSignal production facilities located in Tucson, Arizona, and Fort Lauderdale, Florida, (ii) to enter into certain related transaction with respect to each location and (iii) to enter into a Supplier Partnering Agreement with AlliedSignal to manufacture electronic assemblies for it at those facilities.

  Item 7.  Financial Statements and exhibits.

         The following exhibits were included in said report:

  Exhibit
  Number

  2.1 Master Agreement regarding asset purchase and related transactions by and between the Company, Avionics, and AES, Inc., dated as of July 14, 1997 as amended by the First Amendment to the Master Agreement Regarding Asset Purchase and Related Transactions dated as of July 31, 1997 and as further amended by the Second Amendment to the Master Agreement Regarding Asset Purchase and Related Transactions dated as of August 11, 1997.

  2.2 AlliedSignal Aerospace Supplier Partnership Agreement, dated as of July 15, 1997, by and between the Company and AlliedSignal, Inc.

  2.3 License Agreement dated as of August 4, 1997 by and between the Company and ASTI.

  2.4 Premises License Agreement, dated as of August 4, 1997, by and between the Company and AES.

  2.5 Facilities Management and Transition Services Agreement dated as of August 4, 1997, between the Company and AES and as amended by a First Amendment to Facilities Management and Transition Services Agreement dated as of July 31, 1997.

  2.6 Sublease Agreement dated as of August 11, 1997 between the Company and AlliedSignal, Inc.

  2.7 Transition Services Agreement dated as of August 11, 1997 between the Company and Avionics.
  2.8 Agreement Regarding Use of Personal Property dated as of August 11, 1997 by and between the Company and Avionics.

  2.9 Agreement to Extend Avionics Personal Property Asset Transfer Date dated August 15, 1997 by and between the Company, Avionics and AES.






  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EFTC CORPORATION
                                       (Registrant)


  Date:  November 14, 1997          /s/Jack Calderon_____________________
                                    Jack Calderon
                                    President and Chief Executive Officer

  Date:  November 14, 1997          /s/Stuart W. Fuhlendorf______________
                                    Stuart W. Fuhlendorf
                                    Treasurer and Chief Financial Officer

  Date:  November 14, 1997          /s/Brent L. Hofmeister_______________
                                    Brent L. Hofmeister
                                    Controller