Form 10-K
period 1997-12-31
EFTC CORP/
filed 1998-03-31
CIK 916797

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 1997

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                            For the transition period from _________to__________

                                          Commission File Number 0-23332

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

                                                 9351 Grant Street
                                                 Denver, Colorado
                                     (Address of principal executive offices)
                                                       80634
                                                    (Zip code)
                Registrant's telephone number, including area code: 303-451-8200

                Securities registered pursuant to Section 12(b) of the Act: None

                            Securities  registered  pursuant to Section 12(g) of
the Act:
                                                   Common Stock
                                                 (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         As of March 25, 1998, the number of outstanding shares of Common Stock was 11,849,696. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market, was approximately $84,128,309.

                                        DOCUMENTS INCORPORATED BY REFERENCE
         The  Company's   Proxy   Statement  for  its  1998  Annual  Meeting  of
Shareholders is incorporated by reference in Part III of this Form 10-K.

PART 1.           Business

General

         EFTC Corporation (together with its subsidiaries, the "Company" or "EFTC"), is a leading independent provider of high-mix electronic manufacturing services ("EMS") and repair and warranty services to original equipment manufacturers ("OEM's"). The Company's manufacturing services focus on a market niche of high-mix electronic products--products that are characterized by high-speed production. The Company also provides hub-based repair and warranty services that are marketed as part of the logistics service offerings of the two largest companies that specialize in overnight delivery services in the United States. These hub-based services are provided principally through such overnight delivery companies' hub facilities located in Memphis, Tennessee and Louisville, Kentucky (the "Overnight Delivery Hubs").

         Through a series of acquisitions completed in 1997, the Company has expanded its operations from one manufacturing facility in Colorado at the beginning of 1997 to seven facilities throughout the United States at December 31, 1997. Additionally, these acquisitions have strategically expanded the Company's breadth of high-mix service offerings to include concurrent engineering, subassembly manufacturing, next-day delivery of assemblies and warranty and post-warranty repair services.

Industry Overview

         Electronics Manufacturing Services. The electronic manufacturing services industry emerged in the United States in the 1970s and began to grow rapidly in the 1980s. By subcontracting their manufacturing operations, OEMs realized productivity gains by reducing manufacturing capacity and the number of in-house employees needed to manufacture products. As a result, capital that such OEMs would have otherwise devoted to manufacturing operations became available for other activities, such as product development and marketing. Over time, OEMs have determined that manufacturing is not one of their core competencies, leading them to outsource an increasing percentage, and in some cases all, of their manufacturing capacity to EMS providers. The Company believes that many OEMs now view EMS providers as an integral part of their business and manufacturing strategy rather than as a back-up source to in-house manufacturing capacity during peak periods. The types of services now being outsourced have also grown. The Company believes that OEMs are outsourcing more design engineering, distribution and after-sale support, in addition to material procurement, manufacturing and testing.

         Repair and Warranty Services. The Company believes that OEMs are also under pressure to control their warranty and service costs without allowing customer service to suffer. This pressure has increased as warranty periods have grown longer and product life-cycles have grown shorter. As with manufacturing services, many OEMs have determined that handling repair and warranty service and providing repair services after warranty expiration are not within their core competencies. Outsourcing allows the OEMs to focus their efforts on product research, design, development and marketing. OEMs can also obtain other benefits from the use of outside repair service providers, including reduced spares inventory, faster turns on inventory and improved customer service for products during the warranty period as well as after expiration of the warranty period. The Company's hub-based service centers allow OEMs and their customers accelerated repair cycles by eliminating transportation legs to and from the shipper to the repair facilities.

         Industry Trends. The Company believes that the growth of outsourcing combined with the increasing number of types of electronic products that have emerged over the last decade have significantly increased the variety of electronic manufacturing services required by OEMs. Management also believes that more OEMs from diverse industries are outsourcing manufacturing. The proliferation of electronic products in such diverse fields as digital avionics, electronic medical diagnostics and treatment, communications, industrial controls and instrumentation and computers has placed increasing demands on EMS providers to adapt to new requirements specific to different product types. Similarly, the increasing diversity of the industries served by their OEM customers is placing increased demands on EMS providers to expand their value-added capabilities or more narrowly focus on a particular set of manufacturing methods, technologies, quality criteria, and logistic needs, resulting in an increasing need for EMS providers to specialize their services.

         The Company believes that OEMs are offering, and in future will increasingly offer, electronic products that are customized to specifications of OEMs on a "box build" basis and to the specifications of end users on a "build-to- order" ("BTO") basis. In "box build" services, the manufacturer assembles parts and components, some of which may be purchased from other manufacturers, into a finished product that meets the OEM's specifications. BTO services are box-build services in which the lot size may frequently consist of a single unit and is customized to the specifications of an end user. Typically, these products have some basic, mass-produced parts and special parts that are combined in numerous configurations to form highly customized products. The Company believes EMS providers seeking to participate in this BTO market niche will be required to build these products as orders are received from OEMs to permit such OEMs to reduce their inventory costs and to meet end-users' desires for fast order fulfillment. The Company is pursuing a specialization strategy within the EMS industry that focuses on providing a broad range of high-mix manufacturing and repair and warranty services with an emphasis on high-speed production and repair. The Company believes that OEMs that have historically been volume producers, but who are now shifting to BTO business models, will also be attracted to EFTC's integrated assembly, logistic, and repair capabilities at the Overnight Delivery Hubs.

         Management believes that the Company's exclusive focus on high-mix production techniques will serve the needs of traditional OEMs and is also well-suited for the BTO market. All of the Company's systems are oriented toward small-lot processing from cable assembly, to card assembly, to box-build level. The Company will outsource all mass- produced items to commodity suppliers and manufacture the complex high-mix items at one of the Company's regional facilities. Final BTO assembly will be done within the Overnight Delivery Hubs in Memphis and Louisville where the Company currently offers repair and warranty services. This strategy positions the Company to offer OEMs a simplified, more cost effective logistic solution to the delivery of their products. By locating its repair and warranty services within the Overnight Delivery Hubs, the Company believes it can reduce inventory pipelines, minimize transportation legs and gain more time to respond to customer needs.

         The Company's objective is to be a leading provider of electronic manufacturing services exclusively focused on the needs of high-mix OEM customers in its targeted markets. The Company believes its customers are increasingly focused on improved inventory management, reduced time to market, BTO production, access to leading-edge manufacturing technology and reduced capital investment. The Company's strategy is to offer customers select service offerings which utilize the Company's core competency of small-lot processing and logistics benefits arising from the unique positioning of its repair and warranty services and, in the future, BTO services at the Overnight Delivery Hubs. The Company believes that this strategy is to create a broad geographic presence, to provide innovative manufacturing solutions, to provide a broad range of manufacturing services including, in the future, BTO services and to help OEMs simplify inventory and logistics management.

Services

         Manufacturing Services Overview. The Company's turnkey manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole interconnection technologies), cables, electromechanical devices and finished products. The Company also provides computer-aided testing of printed circuit boards, subsystems and final assemblies. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit boards and electro-mechanical devices into other components of the customer's products. The Company obtained, from the International Organization of Standards, ISO 9002 certification in 1994.

         The Company offers customer-select service offerings that utilize the Company's core competency of small-lot processing and logistic benefits due to the position of its repair and warranty service operations within the Overnight Delivery Hubs. The Company is developing plans to offer BTO services in the future which would be based at the Overnight Delivery Hubs. In addition, the Company has also innovated additional services customized to meet the needs of OEMs that develop and sell high-mix products.

         Broad Geographic Presence. Electronic component manufacturing requires close coordination of design and manufacturing efforts. The Company's strategy to achieve that coordination is to provide front-end design in manufacturability, engineering services, design for test engineering services, prototypes, and complex high-mix production through regional facilities located close to OEM engineering centers. This proximity allows for faster product introduction and greater use of concurrent engineering. In pursuit of its manufacturing strategy, the Company has made acquisitions in Oregon, Washington, Arizona and Florida. To pursue its integrated repair and warranty strategy, the Company acquired a repair and warranty services organization located within the Overnight Delivery Hubs in Memphis, Tennessee, Louisville, Kentucky and Tampa, Florida. The Company believes that this configuration of sites allows the Company to provide flexible, time-critical services to its customers. See "--Description of Property."

         Asynchronous Process Manufacturing. In the third quarter of 1996, the Company introduced Asynchronous Process Manufacturing ("APM"), a new manufacturing methodology, at its Rocky Mountain facility. APM is an innovative combination of high-speed manufacturing equipment, sophisticated information systems and standardized process teams designed to manufacture mixtures of small quantities of products faster and with more flexibility. APM allows for the building of small lots in very short cycle times. The Company is continuing to define APM with the goal of reducing manufacturing cycle time for high-mix circuit cards to two days. The Company plans to implement APM at all of its facilities and for all of its customers as part of a strategy to focus the Company exclusively on manufacturing high-mix products. APM implementation requires a complete redesign of the Company's manufacturing operations, reorganizing personnel into process teams and revising documentation. At the Company's Rocky Mountain facility, the physical moves were completed in September 1996 and by the end of October 1996 APM was fully implemented. The Company has begun implementing APM at its existing Newberg, Oregon facility, but will not complete that implementation until after its new manufacturing facility under construction in Newberg, Oregon is completed. The Company also plans to implement APM at its other facilities, at appropriate times.

         APM improves throughput of certain assembly processes over traditional continuous (synchronous) flow processing ("CFM"), which is the predominant method used in high-volume manufacturing. With APM, the Company is able to process products rapidly using a combination of new discontinuous flow methods for differing product quantities, fast surface mount assembly systems, test equipment and high-volume, high-speed production lines. In the APM model, materials are moved through the production queue at high-speed and not in a continuous or linear order as under CFM. Instead, materials are moved through the assembly procedure in the most efficient manner, using a computer algorithm developed for the Company's operations, with all sequences controlled by a computerized information system.

         High-mix manufacturing using APM involves a discontinuous series of products fed through assembly in a start- stop manner, heretofore incompatible with high-speed techniques. APM is an alternative to both CFM and batch processing often used in smaller scale manufacturing. Until now, the combination of small lots with numerous differences in configuration from each lot to the next and high-speed manufacturing has been viewed as difficult, if not impossible, by many high-mix manufacturers. The Company believes that CFM techniques used by high-volume, high-speed ECMs cannot accommodate high-mix product assembly without sacrificing speed, while smaller ECMs capable of producing a wide variety of products, often find it difficult to afford high-quality, high-speed manufacturing assets or to keep up with OEMs' growing product demand. Under CFM, all assembly occurs on the same line, thereby slowing down the process with non-value-added operations. Under APM, most non-value-added operations are performed in the most efficient manner, off-line, thereby keeping the assembly process moving. A hybrid of CFM and batch production techniques, APM sets optimal process parameters and maximizes velocity in producing smaller lot quantities. By designating teams to set up off-line feeders, standardizing loading methods regardless of product complexity, and most importantly, improving employee motivation, the Company's application of APM has decreased set-up and cycle times, standardized work centers, allowed processing of smaller lot sizes and increased the Company's productivity.

         APM and the Company's supporting software represent and, are expected to continue to represent, a critical part of the Company's high-mix manufacturing strategy. The use, by third parties, of the concepts or processes, developed by the Company, that comprise APM is not legally restricted. The APM process is therefore subject to replication by a competitor willing to invest the resources to do so and the software similar to that used by the Company is available from third parties having rights thereto. To protect its know-how and processes related to APM, the Company primarily relies upon a combination of nondisclosure agreements and other contractual provisions, as well as the confidentiality and loyalty of its employees. However, there can be no assurance that these steps will be adequate to prevent a competitor from replicating the APM process or that a competitor will not independently develop know-how or processes similar or superior to the Company's APM process. The adoption by its competitors of a process that is similar to, or superior to, the Company's APM process would likely result in a material increase in competition faced by the Company for its targeted market of high-mix OEMs.

         Design and Testing Services. The Company also participates in product design by providing its customers "concurrent engineering" or "design for manufacturability" services. The Company's applications engineering group interacts with the customer's engineers early in the design process to reduce variation and complexity in new design and to increase the Company's ability to use automated production technologies. Application engineers are also responsible for assuring that a new design can be properly tested at a reasonable cost. Engineering input in component selection is also essential to assure that a minimum number of components are used, that components can be used in automated assembly and that components are readily available and cost efficient. The Company also offers customers a quick- turnaround, turnkey prototype service.

         The Company has the capability to perform in-circuit and functional testing, as well as environmental stress screening. In-circuit tests verify that components have been properly inserted and that the electrical circuits are complete. Functional tests determine if a board or system assembly is performing to customer specifications. Environmental tests determine how a component will respond to varying environmental factors such as different temperatures and power surges. These tests are usually conducted on a sample of finished components although some customers may require testing of all products to be purchased by that customer. Usually, the Company designs or procures test fixtures and then develops its own test software. The change from pin-through-hole technology to surface mount technology is leading to further changes in test technology. The Company seeks to provide customers with highly sophisticated testing services that are at the forefront of current test technology. Because the density and complexity of electronic circuitry constantly are increasing, the Company seeks to utilize developing test technology in its automated test equipment and inspection systems in order to provide superior services to customers.

         Repair and Warranty Services. In September 1997, the Company acquired the Circuit Test, Inc., Airhub Service Group, L.C. and CTI International, L.C. (collectively, the "CTI Companies"), three affiliated companies, a hub-based, component-level repair organization focused on the personal computer and communications industries. The CTI Companies pioneered the "end-of-runway" or "airport-hub-based" repair strategy and are the only providers with operations inside and integrated with the operations of the Overnight Delivery Hubs. The Company believes that through the CTI Companies' long tenure in the industry, high-quality technical capabilities, logistically advantageous site locations, and strong relationships with transportation industry leaders, the CTI Companies have developed and optimized "service spares pipeline," allowing lower OEM costs and improving end-user service levels.

         The Company seeks to differentiate itself from its competitors by offering the customer service offerings that utilize logistic benefits resulting from the positioning of the CTI Companies' operations at the Overnight Delivery Hubs. By taking advantage of the movement of goods through the Overnight Delivery Hubs and the timing of the arrival and departure of planes from the Overnight Delivery Hubs, the Company believes it will be well-positioned within the industry to minimize: (i) the number of transportation legs incurred in the overall movement of goods; (ii) the total inventory pipelines required for final build of goods in a BTO model; and (iii) the inventory pipeline required to support a rapid repair and warranty service.

         The Company's repair service offering complements the transportation logistics services marketing efforts of the two principal transportation providers at the Overnight Delivery Hubs, who work with the Company in providing access to large OEM accounts. The Company has exercised tight cost control on costs by using a flexible, part-time labor pool and leveraging the sales and marketing efforts of these transportation and logistics service providers. Additionally, beyond the requisite piece-part inventory for repairs, the Company carries minimal OEM inventory to reduce its exposure to inventory obsolescence.

         The Company's repair and warranty services handle various types of equipment, including computer monitors, PC boards, routers, laptops, printers, scanners, fax machines, pen-based products, PDAs, and keyboards. The Company works with its customers on "advance exchange" programs, whereby end users receive overnight replacement of their broken components, which are in turn repaired by the Company and replaced into the OEMs' "service spares inventory pipeline" for future redistribution. The Company thus assists OEM customers in increasing inventory turns, reducing spares inventory, lowering overall costs, accelerating repair cycles, and improving customer service. Customer service is improved through both quicker turnaround time for in-warranty claims, as well as having the Company support end- customers with out-of-warranty claims and end-of-life products.

         The Company believes that the location of its repair facilities at the Overnight Delivery Hubs is a significant competitive advantage for the Company's repair and warranty service offerings and a majority of the Company's repair and warranty service customers come from joint marketing efforts with such transportation providers. The Company does not, however, have any long-term contracts or other arrangements with these overnight delivery service providers, each of which could elect to cancel the Company's lease, to cease providing scheduling accommodations or to cease joint marketing efforts with the Company at any time. If the Company ceased to be allowed to share facilities and marketing arrangements with either or both of these overnight delivery service providers, there can be no assurance that alternate arrangements could be made by the Company to preserve such advantages and the Company could lose significant numbers of repair customers. In addition, work stoppages or other disruptions in the transportation network may occur from time to time which may affect these transportation providers. Such events could have a material adverse effect on the Company's business and results of operations.

         Build-to-Order Services. The Company believes OEMs are shifting their focus to increase demand for customized products. In the past, electronic products were typically mass produced, sold through distributors to retailers who, in turn, sell to the mass market. Currently, the Company believes there will be an increased need for custom producers who build to a custom order received directly from an end user through telephone or internet ordering systems. For example, several computer manufacturers have begun to market computers directly to, and to receive orders directly from, end-users. The products are then rapidly custom-built and delivered to the end-user.

         Custom products are by definition high-mix in that they are built in small lots and produced in a wide variety of configurations. Management believes that the Company's core competency of small-lot processing using its APM model will permit the Company to begin providing BTO services. The Company is developing a plan to begin BTO manufacturing, which includes these elements:

- High-mix circuit cards and subassemblies will be manufactured at one of its regional sites,

- Commodity high-volume cards and subassemblies will be outsourced to volume commodity producers,

- The Company's high-mix products and outsourced commodities will be delivered to its BTO facilities located within Overnight Delivery Hubs,

- Orders will be received at the Overnight Delivery Hubs, and

- Final   product  will  be  assembled  at   facilities   currently   used   for
  repair/service utilizing the APM model and delivered to the end user.

Management believes that this infrastructure, combined with its APM model, will provide OEMs a cost-advantageous model to serve their BTO needs. The Company can give no assurance, however, that it will begin BTO service or that the Company will successfully attract customers to utilize this new offering.

         The Company's strategy includes the development of a business plan to integrate its existing and newly-acquired businesses in order to offer BTO services, oriented around a hub-based distribution system, to its customers. This plan represents an expansion into a new line of business with which the Company has limited operating experience and will require capital expenditures, certain operational changes and integration of software. There can be no assurance that the Company will successfully implement this plan or market these services and the failure to do so could change the Company's business and growth strategies and adversely affect the Company's long-term business prospects.

Customers and Marketing

         The Company seeks to serve traditional high-mix OEMs and OEMs that produce high-volume products and need high-mix repair warranty services, which by their nature are high-mix services, or plan to implement high-mix BTO strategies. The Company has recently reorganized its manufacturing marketing efforts to focus on the following markets: (1) aerospace and avionics; (2)
medical devices; (3) communications; (4) industrial controls and instrumentation; and (5) computer-related products.

         Each segment has or will have a marketing manager located at the corporate center in Denver and regional sales managers located at each of the Company's regional sites will assist the marketing managers. This interlocked or "webbed" sales and marketing organization positions the Company to pursue accounts on both a national and regional basis.

         In addition, a key part of the Company's repair and warranty services marketing strategy is to continue to utilize the sales force of the overnight package delivery service providers located in the Overnight Delivery Hubs to sell the Company's repair and warranty services as an integral part of the
logistics   service  offerings  of  these  overnight  package  delivery  service providers.

         The   following   table   represents   the   Company's  net  sales  for
manufacturing services by industry segment:


                                             1997     1996     1995
                                             ----     ----     ----
Aerospace and Avionics                      27.3%     0.0%     0.0%
Medical                                     13.1%    29.3%    31.0%
Communications                               8.1%     1.5%     9.1%
Industrial Controls and Instrumentation     21.6%    12.6%     9.1%
Computer-Related                            28.8%    54.4%    49.0%
Other                                        1.1%     2.2%     1.8%
                                           100.0%   100.0%   100.0%

         The Company's customer base for manufacturing services includes Exabyte Corporation, Ohmeda, AlliedSignal, Inc. ("Allied Signal"), Hewlett-Packard Company ("HP"), ADC Telecommunications, and Sony Corp of America, Inc. ("Sony"). The relationships are typically long-term with most over five years old. A small number of customers has historically represented a substantial percentage of the Company's net manufacturing sales. As a result, the success of the Company's manufacturing services operations depends to some degree on the success of its largest customers.

         The Company's customer base for repair and warranty services includes 25 of the largest PC and electronics OEMs, including International Business Machines Corporation, Dell Computer Corporation, Gateway 2000, Inc., HP, Bay Networks, Inc., Ascend Communications Inc., Cisco Systems Inc. and Sony. The relationships are typically long-term with most over five years old. The relationships span OEM component suppliers, OEM component customers, and system, desktop and network vendors, as well as direct marketers and channel players. As with the Company's manufacturing services, a small number of customers historically has represented a substantial percentage of the Company's net repair and warranty services sales. As a result, the success of the Company's repair and warranty services operations depends to some degree on the success of its largest customers.

         The Company historically has relied on a small number of customers to generate a significant percentage of its revenue. During 1997, two of the Company's customers each accounted for more than 10% of the Company's net revenues and the Company's ten largest customers accounted for 76% of the Company's net revenue. In 1996, two of the Company's customers each accounted for more than 10% of the Company's net revenues and the Company's ten largest manufacturing customers represented 78% of net revenue. The Company expects that AlliedSignal, which is one of the Company's ten largest customers, will account in 1998 for a significantly larger portion of the Company's net revenue than it has historically. The loss of AlliedSignal as a customer would, and the loss of any other significant customer could, have a material adverse effect on the Company's financial condition and results of operations.

         If the Company's efforts to expand its customer base are not successful, the Company will continue to depend upon a relatively small number of customers for a significant percentage of its net sales. There can be no assurance that current customers, including AlliedSignal, or future customers of the Company will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Ohmeda, Inc. which has been one of the Company's ten largest customers, has announced future plans to consolidate its outside manufacturing arrangements with another electronic contract manufacturer. In addition, the Company may from time to time hold significant accounts receivable from sales to certain customers. The insolvency or other inability of a significant customer to pay outstanding receivables could have a material adverse effect on the Company's results of operations and financial condition.

         As is typical in the electronic manufacturing services industry, the Company frequently does not obtain long-term purchase orders or commitments from its customers, but instead works with them to develop nonbinding forecasts of the future volume of orders. Based on such nonbinding forecasts, the Company makes commitments regarding the level of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. A variety of conditions, both specific to each individual customer and generally affecting each customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty, except, in some cases, for payment for services rendered, materials purchased and, in limited circumstances, charges associated with such cancellation, reduction or delay. Significant or numerous cancellations, reductions or delays in orders by customers would have a material adverse effect on the Company's business, financial condition and results of operations.

Backlog

         The Company's backlog was approximately $135 million at December 31, 1997, compared to approximately $28.5 million at December 31, 1996. Backlog generally consists of purchase orders believed to be firm that are expected to be filled within the next six months. Since orders and commitments may be rescheduled or canceled and customers' desired lead times may vary, backlog does not necessarily reflect the timing or amount of future sales. The Company generally seeks to deliver its products within four to eight weeks of obtaining purchase orders, which tends to minimize backlog.

Competition

         Competition in the electronic manufacturing services industry is intense. The contract manufacturing services provided by the Company are available from many independent sources. The Company also competes with in-house manufacturing operations of current and potential customers. The Company competes with numerous domestic and foreign ECMs, including SCI Systems, Inc., Solectron Corporation, Benchmark Electronics, Inc., The DII Group, Inc., Plexis, Reptron, and others. The Company also faces competition from its current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. Certain of the Company's competitors have broader geographic presence than the Company. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing or marketing resources than the Company. In addition, several contract manufacturers have established manufacturing facilities in foreign countries. The Company believes that foreign manufacturing facilities are more important for contract manufacturers that focus on high-volume consumer electronic products, and do not afford a significant competitive advantage in the Company's targeted market for complex, mid-volume products for which greater flexibility in specifications and lead times is required. The Company believes that the principal competitive factors in its targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location and price.

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

         The Company also has a number of competitors in the repair and warranty services industry, including Cerplex Group, Inc., Aurora Electronics, Inc., Logistics Management, Inc., Sequel, Inc., Data Exchange Corp., DecisionOne Holdings Corp., and others. In addition, the Company competes with certain OEMs that provide repair and warranty services for their own products. Some of the Company's competitors in the repair and warranty services industry are more established in the industry and have substantially greater financial, engineering and marketing resources than the Company. The Company believes that its location within the Overnight Delivery Hubs gives it a significant competitive advantage. However, a competitor can, and in some cases has, gained similar advantages by locating a repair facility in close proximity to the Overnight Delivery Hubs. The Company also faces competition from its current and potential customers, which are continually evaluating the relative merits of providing repair and warranty services internally versus outsourcing. The Company believes that the principal competitive factors in its targeted repair and warranty services market are quality, reliability, ability to meet delivery schedules and price.

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

Employees

         As of December 31, 1997, the Company employed 1,685 persons, of whom 1,216 were engaged in manufacturing, operations and repair and warranty services, 188 in material handling and procurement, 18 in marketing and sales and 91 in finance and administration, and the Company engaged the full-time services of 172 temporary laborers through employment agencies in manufacturing and operations. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

Special Considerations

         Management of Growth; Geographic Expansion. The Company has experienced rapid growth since February 1997 and intends to pursue continued growth through internal expansion and acquisitions. The Company's rapid growth has placed, and could continue to place, a significant strain on the Company's management information, operating and financial systems. In order to maintain and improve results of operations, the Company's management will be required to manage growth and expansion effectively. The Company's need to manage growth effectively will require it to continue to implement and improve its management information, operating and financial systems and internal controls, to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could adversely affect the Company's results of operations.

         In 1997, the Company has acquired, and undertaken the construction of, facilities in several locations and the Company may acquire or build additional facilities from time to time in the future. The Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with growth of operations and geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its results of operations would be adversely affected. As the Company continues to expand, it may become more difficult to manage geographically-dispersed operations. There can be no assurance that the Company will successfully manage other plants it may acquire or build in the future.

         Acquisition Strategy. The Company has actively pursued in the past, and expects to actively pursue in the future, acquisitions in furtherance of its strategy of aggressively expanding its operations, geographic markets, service offerings, customer base and revenue base. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies and products and services of the acquired companies and assets, the diversion of management's attention and the Company's financial resources from other business activities, the potential to enter markets in which the Company has no or limited prior experience and where competitors in such markets have stronger market positions and the potential loss of key employees and customers of the acquired companies. In addition, during the integration of an acquired company, the financial performance of the Company will be subject to the risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations. There can be no assurance that the Company will be able to identify suitable acquisition opportunities, to consummate acquisitions successfully or, with respect to recent or future acquisitions, integrate acquired personnel and operations into the Company successfully.

         Implementation of New Information System. The Company is implementing a new management information system (the "MIS System"), based on commercially available software products, that is designed to track and control all aspects of its manufacturing services. Among other things, the implementation of the MIS System includes the conversion of the Company's Automated Execution System ("AES"), which is a customized software package designed to meet the needs of the Company's APM process, into software compatible with the MIS System. The Company completed the implementation of the MIS System at the Company's Rocky Mountain facility in December 1997 and Arizona facility in February 1998. The Company currently expects to implement the MIS System in its Ft. Lauderdale facility in the second quarter of 1998 and it other facilities as soon as practicable thereafter. If the MIS System fails to operate as designed, the Company's operations could be disrupted by lost orders resulting in lost customers or by inventory shortfalls and overages and the Company could be compelled to write-off the development costs of such software. Such disruptions or events could adversely affect results of operations and the implementation of the Company's strategy.

Item 2.  Description of Property

         As part of the Company's strategy to have a broad geographic presence and locate its facilities in regions with a substantial or growing number of OEMs' design and engineering facilities, the Company has made several acquisitions and made significant capital investments in its manufacturing facilities. The following table describes the Company's material properties.


                                        Year
Location                              Acquired/Opened             Size        Owned/leased(1)     Services
--------                              ---------------             ----        ---------------     --------

Denver, Colorado                        1997           10,000 square feet    Leased (2)          Executive Offices
Rocky Mountain                          1991           52,000 square feet    Owned (3)           Manufacturing
Greeley, Colorado                                      (84,000 square feet
(being expanded)                                          as expanded)
Newberg, Oregon                         1997           47,000 square feet    Leased (4)          Manufacturing
(existing)
Newberg, Oregon                         1998           65,000 square feet    Owned (5)           Manufacturing
(under construction)                 (expected)
Moses Lake, Washington                  1997           20,000 square feet    Leased (6)          Manufacturing
Ft. Lauderdale, Florida                 1997           97,000 square feet    Subleased (7)       Manufacturing
Tucson, Arizona                         1998           65,000 square feet    Owned (8)           Manufacturing
Memphis, Tennessee                      1997           155,000 square feet   Leased (9)          Offices, repair
                                                                                                 and warranty
Louisville, Kentucky                    1997           130,000 square feet   Subleased and       Repair and
                                                                             Leased (10)         warranty
Tampa, Florida                          1997           55,000 square feet    Owned and           Repair and
                                                                             Leased (11)         warranty

         The Company believes its facilities are in good condition.
---------------

(1) Pursuant to the terms of the Bank One Loan (as defined below), substantially all of the Company's owned and leased property is subject to liens and other security interests in favor of Bank One Colorado, N.A. ("Bank One"), and any other lenders from time to time under the Bank One Loan.

(2) This lease will expire on December 31, 1999.

(3) This facility is located on approximately 10 acres of land owned by the Company in Greeley, Colorado. The Company is in the process of remodeling and expanding this facility by adding approximately 32,000 square feet at an aggregate cost of approximately $1.8 million. This construction is expected to be completed by April 1, 1998. The Company has recently sold the other building that had been located on its campus in Greeley, Colorado for approximately $2.4 million.

(4) This facility includes several buildings on a campus, all of which are leased from Mr. Charles Hewitson, Mr. Gregory Hewitson and Mr. Matthew Hewitson, each of whom is a director of the Company. These leases are on a month-to-month basis and will be terminated when the Company moves to its new facility.

(5)  The  Company  has  purchased   approximately  12  acres  of  land  from  an
unaffiliated third party and is building a 65,000 square foot facility in Newberg, Oregon at an aggregate cost of approximately $6.5 million. The Company expects this new facility to be completed in May 1998. Upon completion of this new facility, the Company will relocate its Newberg operations from the leased facility.

(6) This facility was originally leased from Mr. Charles Hewitson, Mr. Gregory Hewitson and Mr. Matthew Hewitson, each of whom is a director of the Company. The lease expired on November 30, 1997, but the Company is continuing to rent the facility on a month-to-month basis until the new facility is occupied.

(7) The Company subleased from AlliedSignal a 95,000 square foot portion of a building.

(8) The Company purchased approximately 20 acres of land and a 65,000 square foot building in Tucson, Arizona, for $1.8 million. The Company remodeled and moved into the facility in February 1998.

(9) The Company leases a 75,000 square foot facility and an 80,000 square foot facility, both used for office space, warehouse space and repair services, from unaffiliated third parties. The leases will expire on February 28, 2001 and June 30, 2001, respectively.

(10) The Company subleases an 80,000 square foot facility from one of the transportation providers that operates one of the Overnight Delivery Hubs, and this lease is terminable upon 90 days notice by either party. The Company also leases a 50,000 square foot facility from an unaffiliated third party and this lease will expire on May 31, 2000.

(11) The Company leases a 15,000 square foot facility from Allen S. Braswell, Sr., who is a director of the Company. This lease is a month-to-month arrangement. The Company expects this arrangement to end in March 1998. The Company also owns a 30,000 square foot building, and the Company has leased a 10,000 square foot facility from an affiliated third party.

Item 3.  Legal Proceedings

         The Company has no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                                      PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "EFTC". On March 24, 1998, there were approximately 242 shareholders of record of the Company's Common Stock.

         The following table sets forth the high and low sale prices for the Company's Common Stock, as reported on the Nasdaq National Market, for the quarters presented.


                     1997 Sales Prices                  1996 Sale Prices
                     -----------------                  ----------------
                High              Low              High             Low
                ----              ---              ----             ---
First Quarter   $6 3/4            $4 3/4           $5 1/8           $3 3/4
Second Quarter   8 1/2             4 5/8            4 7/8            3 5/8
Third Quarter   14 5/16            8 3/4            4 1/4            3 1/2
Fourth Quarter  18 1/4            12 1/16           4 7/8            2 3/4

Dividends

         The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payments of dividends, if any, on Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. The Company's loan agreements prohibit payment of dividends without the lender's consent.

Recent Sales of Unregistered Securities.

         On February 24, 1997, the Company acquired Current Electronics, Inc. and Current Electronics (Washington), Inc. (the "CE Companies"), which operated two manufacturing facilities in Newberg, Oregon and Moses Lake, Washington, for total consideration of approximately $10.9 million, consisting of 1,980,000 shares of Company common stock and approximately $5.5 million in cash, which included approximately $600,000 of transaction costs. The Company determined that the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

         During September 1997, the Company issued to Richard L. Monfort, a director of the Company $15 million in aggregate principal amount of
Subordinated Notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the acquisition of certain assets from AlliedSignal. During October 1997, the Company issued a warrant (the "Warrant") to purchase 500,000 shares of common stock at a price of $8.00 per share as additional consideration for the loan represented by the Subordinated Notes. The Warrant was exercised on October 9, 1997, resulting in net proceeds to the Company of $4 million. The Company determined that the issuances of the Subordinated Notes, the Warrant and the common stock issued upon exercise of the Warrants were exempt from registration under Section 4(2) of the Securities Act because it involved a director of the Company.

         On September 30, 1997, the Company acquired the CTI Companies for approximately $29.7 million consisting of 1,858,975 shares of the Company's common Stock and approximately $20.5 million in cash, which includes approximately $1 million of transaction costs. In addition, the Company made a $6 million contingent payment that became payable upon closing of the Company's public offering of common stock in November, 1997. The Company determined that the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

Volatility

         The Company's Common Stock has experienced significant price volatility historically, and such volatility may continue to occur in the future. Factors such as announcements of large customer orders, order cancellations, new product introductions by the Company, events affecting the Company's competitors and changes in general conditions in the electronics industry, as well as variations in the Company's actual or anticipated results of operations, may cause the market price of the Company's Common Stock to fluctuate significantly.
Furthermore, the stock market has experienced extreme price and volume fluctuations in recent years, often for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may materially adversely affect the price of the Company's Common Stock. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Item 6.  Selected Financial Data

         The following selected financial data as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, are derived from the audited financial statements of the Company included as part of this report on Form 10-K and should be read in conjunction with such financial statements and the notes thereto. The data presented below as of December 31, 1995, 1994, and 1993, and for each of the years in the two-year period ended December 31, 1994, are derived from financial statements of the Company not included in this report.





                                              Year ended December 31,
                                       (In thousands, except per share data)


                                               1997           1996          1995           1994          1993
                                               ----           ----          ----           ----          ----
Statement of Income Data:
Net sales.................................      $ 113,244       $56,880        $49,220       $52,542        $29,817
Cost of goods sold........................         96,672        53,980         45,325        47,123         25,689
                                                 --------        ------         ------        ------         ------

Gross profit..............................         16,572         2,900          3,895         5,419          4,128
Impairment of fixed assets................              -           726              -             -              -
Goodwill amortization.....................            547             -              -             -              -

Selling, general and administrative
   expenses...............................          9,535         4,196          3,093         2,395          1,842
                                                ---------       -------        -------       -------        -------
Operating income (loss)...................          6,490       (2,022)            802         3,024          2,286
Interest expense..........................        (2,312)         (526)          (399)         (175)          (237)
Other, net................................          1,247            83            7 8           109           (12)
                                                ---------     ---------     ----------       -------     ----------

Income (loss) before income taxes.........          5,425       (2,465)            481         2,958          2,037

Income tax expense (benefit)..............          2,109         (872)            127         1,041            736
                                                ---------     ---------       --------       -------       --------

Net income (loss).........................          3,316       (1,593)            354         1,917          1,301
                                                =========      ========       ========       =======        =======

Income (loss) per share
   Basic..................................           0.49        (0.40)           0.09          0.53           0.52
   Diluted................................           0.46        (0.40)           0.09          0.53           0.52

Weighted average shares outstanding
   Basic..................................          6,702         3,942          3,962         3,627          2,483
   Diluted................................          7,155         3,942          3,962         3,627          2,483



                                                                        December 31,
                                               1997           1996          1995           1994          1993
                                               ----           ----          ----           ----          ----
                                                                       (In thousands)
Balance Sheet Data:
Working capital...........................         41,247         8,508          9,868         6,744          2,404
Total assets..............................        145,561        22,870         24,984        23,479         11,172
Notes payable and current portion of
   long-term debt.........................          3,150         1,970            170           170            544
Long-term debt, net of current portion....         39,106         2,890          3,060         3,230          2,540
Shareholders' equity......................         75,189        13,922         15,509        14,989          3,547


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The Company is a leading independent provider of high-mix electronic manufacturing services to OEMs in the aerospace and avionics, medical, communications, industrial instruments and controls and computer-related products industries. The Company's manufacturing services consist of assembling complex printed circuit boards, cables, electro-mechanical devices and finished products. Circuit Test, Inc., Airhub Service Group, L.C. and CTI International, L.C. (collectively, the "CTI Companies") provide repair and warranty services to OEMs in the communications and computer industries.

         The Company's quarterly results of operations are affected by several factors, primarily the level and timing of customer orders and the mix of turnkey and consignment orders. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in the customer's manufacturing strategy and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on the Company's quarterly results of operations. Other factors affecting the Company's quarterly results of operations may include, among other things, the Company's success in integrating the businesses of the CTI Companies and Current Electronics, Inc. and Current Electronics (Washington), Inc. (the "CE Companies") and the assets and operations acquired from AlliedSignal (the "AlliedSignal Asset Purchase"), costs relating to the expansion of operations including development of the Company's plan to develop a build-to-order business, price competition, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company in managing inventories and other assets, the timing of expenditures in anticipation of increased sales and fluctuations in the cost of components or labor.

         In the third quarter of 1996, the Company introduced Asynchronous Process Manufacturing, a new manufacturing methodology, at its Rocky Mountain facility. APM is an innovative combination of high-speed manufacturing equipment, sophisticated information systems and standardized process teams designed to manufacture mixtures of small quantities of products more flexibly and faster. APM allows for the building of small lots in very short cycle times and increases throughput by decreasing setup time, standardizing work centers and processing smaller lot sizes. The Company has done this by designating teams to set up off-line feeders and standardizing loading methods regardless of product complexity. APM has allowed the Company to increase productivity by producing product with fewer people, which ultimately reduces costs and increases gross profit. The Company completed implementation of APM at its Rocky Mountain facility in October and has begun implementing APM at its existing Newberg, Oregon facility, but will not complete that implementation until after its new manufacturing facility under construction in Newberg, Oregon is completed. The Company also plans to implement APM at its other facilities, at appropriate times.

Recent Developments

         During 1997, the Company completed the CE Merger, the AlliedSignal Asset Purchase and the CTI Merger, all of which have affected the Company's results of operations and financial condition in 1997.

         CE Merger. On February 24, 1997, the Company acquired (the "CE Merger") the CE Companies for approximately $10.9 million consisting of 1,980,000 shares of Common Stock and approximately $5.5 million in cash, which included approximately $0.6 million of transaction costs. The Company recorded goodwill of approximately $8.0 million, which is being amortized over 30 years. The combined revenues for the CE Companies for the fiscal year ended September 30, 1996 was approximately $32.5 million. In connection with this transaction, the Company renegotiated its line of credit and obtained a 90-day bridge loan in the amount of $4.9 million (which was subsequently repaid), the proceeds from which were used to pay the cash consideration related to the CE Merger, as discussed above. See "--Liquidity and Capital Resources."

         AlliedSignal Asset Purchase. In August and September 1997, the Company completed the initial elements of two transactions with AlliedSignal, Inc., pursuant to which the Company acquired certain inventory and equipment located in Ft. Lauderdale, Florida, subleased the portion of AlliedSignal's facility where such inventory and equipment was located and employed certain persons formerly employed by AlliedSignal at that location. The Company also hired certain persons formerly employed by AlliedSignal in Tucson, Arizona and agreed with AlliedSignal to provide the personnel and management services necessary to operate a related facility on behalf of AlliedSignal on a temporary basis. The Company purchased from a third party and renovated a production facility in Tucson, Arizona. The Company moved AlliedSignal's inventory and equipment and related employees to its own facility and began production in early February 1998. The aggregate purchase price of the assets acquired by the Company from AlliedSignal approximated $15 million, of which approximately $13 million was paid by December 31, 1997. The Florida and Arizona facilities are currently used to produce electronic assemblies for AlliedSignal. The Company is also seeking to use the Florida and Arizona facilities to provide services for customers other than AlliedSignal. The Company agreed to pay AlliedSignal one percent of gross revenue for all electronic assemblies and parts made for a customer other than AlliedSignal at the Arizona or Florida facilities through December 31, 2001.

         CTI Merger. On September 30, 1997, the Company acquired (the "CTI Merger") the CTI Companies for approximately $29.7 million in cash and debt assumption, 1,858,975 shares of the Company's Common Stock and a $6 million contingent payment paid upon closing of a public offering in November of 1997. The Company recorded goodwill of approximately $38.9 million, which is being amortized over 30 years. In connection with this acquisition, the Company entered into the Bank One Loan (as defined below) and issued certain subordinated notes in an aggregate principal amount of $15 million (the "Subordinated Notes"). See "--Liquidity and Capital Resources."

         In many respects, the CTI Companies and the Company are financially and operationally complementary businesses. This tends to give management at the CTI Companies more alternatives when making decisions that affect profit margins and overall operations. The CTI Companies have historically turned receivables at a slower rate and inventories at approximately the same rate as the Company. In 1996, the CTI Companies turned receivables at an approximate rate of 57 days or 6 times a year and turned inventories every 79 days or approximately 5 times a year. In 1996, the Company turned receivables at an approximate rate of 25 days or approximately 14 times a year and turned inventories every 62 days or approximately 6 times a year. The Company, after the CTI Merger, expects its receivables and inventory to turn over at a slower rate due to the inclusion of the CTI Companies.

         The Company is involved in the front end of many OEMs' new-product introductions and is subject to production fluctuations relating to the OEMs' product demands. Thus, the Company's production of a particular product is related to overall product life cycle and length of demand for such product. The CTI Companies' repair and warranty service is dependent on the size of the installed base and extent of use of such product.

         The CTI Companies have generated gross profit percentages ranging from 26% to 33% from 1994 to 1996. This is significantly higher than the Company's historic gross profit percentages, which have ranged from approximately 5% to 10% from 1994 to 1996. This is due to the high value-added content of the CTI Companies' operations. The impact of combining operations of the CTI Companies with the Company has been to increase the Company's overall gross, operational and net profit percentages due to the CTI Companies' overall higher profitability levels as a percentage of sales. This is based on historic results, and there is no guarantee that these trends will continue.

Results of Operations

         The following table sets forth certain operating data as a percentage of net sales:


                                                           Year ended December 31,
                                                          1997              1996             1995

Net sales...................................              100.0%            100.0%           100.0%
Gross profit................................               14.6               5.1              7.9
Selling, general and administrative
   expenses.................................                8.4               4.1              6.3
Goodwill....................................                0.5                -                -
Impairment of fixed assets..................                 -                1.3                -
                                                           ------            -----            -----

Operating income (loss).....................                5.7              (3.6)             1.6
Interest expense............................               (2)               (0.9)            (0.8)
Other, net..................................                1.1               0.2              0.2
                                                        -------           -------          -------

Income (loss) before income taxes...........                4.8              (4.3)             1.0
Income tax expense (benefit)................                1.9              (1.5)             0.3
                                                        -------           --------         -------

Net income (loss)...........................                2.9              (2.8)             0.7
                                                        =======           ========         =======

1997 Compared to 1996

         Net Sales. The Company's net sales increased by 99.1% to $113.2 million during the year ended December 31, 1997, from $56.9 million for the year ended December 31, 1996. The increase in set sales is due primarily to the inclusion of the operations from the CE Companies, acquired on February 24, 1997, the inclusion of the operations of the Company's Ft. Lauderdale and Arizona facilities, acquired from AlliedSignal in August 1997, the inclusion of the CTI Companies, acquired on September 30, 1997, and increased orders from existing customers.

         Gross Profit. Gross profit increased by 471.5% to $16.6 million during the year ended December 31, 1997, from $2.9 million during the year ended December 31,1996. The gross profit margin for the year ended December 31, 1997 was 14.6% compared to 5.1% for the year ended December 31, 1996. The increase in gross profit percentage is related to (i) the operations of the CE Companies, which have historically had a higher gross profit margin, (ii) the adoption of APM in the later part of 1996 in the Rocky Mountain facility which has resulted in greater operating efficiencies, and (iii) the operations of the CTI
Companies, which have also have historically had a higher gross profit percentage. In addition, as revenues have increased, fixed overhead costs such as labor costs and depreciation have been absorbed in cost of goods resulting in higher margins. Finally, the Company incurred a restructuring charge in cost of goods sold of $0.5 million in the third quarter of fiscal 1996, primarily related to severance costs and the write-off of inventory associated with the restructuring of the Company's customer base, which accentuated the difference in gross profit margins between 1997 and 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses increased by 127.3% to $9.5 million for the year ended December 31, 1997, compared with $4.2 million for the same period of 1996. As a percentage of net sales, SGA expense increased to 8.4% for the year ended December 31, 1997, from 7.4% in the same period of 1996. The Company incurred a restructuring charge of $0.9 million in the third quarter of 1996, primarily from severance pay for terminated employees at the Rocky Mountain facility. Without the restructuring charge, SGA expense for 1996 would have been 5.8% of sales. The increase in SGA expenses is primarily due to the inclusion of the CE Companies, the CTI Companies, the Company's Fort Lauderdale and Arizona facilities' SGA expenses and increased investment in information technology and marketing.

     Impairment of Fixed Assets. During the third quarter of 1996, the Company incurred a write down associated with impaired assets in the amount of $0.7 million. See "--1996 Compared to 1995--Impairment of Fixed Assets."

         Operating Income. Operating income increased to $6.5 million for the year ended December 31, 1997, from a loss of $2.0 million for the same period in 1996. Operating income as a percentage of net sales increased to 5.7% in the year ending December 31, 1997 from negative 3.6% in the same period of 1996. The increase in operating income is attributable to the CE Merger, the CTI Merger, increased efficiencies associated with APM, and the acquisition and operation of the Fort Lauderdale and Tucson facilities. Without the $2.1 million write down in the third quarter of 1996, the 1996 operating profit margin would have been approximately breakeven.

         Interest Expense. Interest expense was $2.3 million for the year ended December 31, 1997 as compared to $0.5 million for the same period in 1996. The increase in interest is primarily the result of the incurrence of debt associated with the CE Merger, the AlliedSignal Asset Purchase in Arizona and Florida, the CTI Merger, and increased operating debt used to finance both inventories and receivables for the Company in fiscal 1997.

         Income Tax Expense. The effective income tax rate for the year ended December 31, 1997 was 38.9% compared to 36.5% for the same period a year earlier. This percentage can fluctuate because relatively small dollar amounts tend to move the rate significantly as estimates change. The Company expects that the rate will be higher in the upcoming quarters. This higher anticipated effective tax rate is due to the impact of the nondeductible goodwill component of the CTI Merger and CE Merger.

1996 Compared to 1995

         Net Sales. Net sales in 1996 increased 15.6% to $56.9 million from $49.2 million in 1995. The increase in net sales is due primarily to increased material sales associated with the box-build project for one customer. The top ten customers in 1996 accounted for 77.6% of total sales volume as compared to 80.4% in 1995.

         Gross Profit. Gross profit in 1996 decreased 25.5% from 1995 to $2.9 million. Gross profit as a percentage of net sales for 1996 was 5.1% compared to 7.9% in 1995. One reason for the decline in gross profit is related to restructuring charges of $0.5 million that were included in cost of goods sold in the third quarter of 1996. Without the restructuring, gross profit would have been $3.4 million or 5.9% of net sales. These restructuring charges were severance costs related to a decrease in workforce, write down of inventory related to changes in the Company's customer mix, and expenses related to the reorganization of the manufacturing floor and manufacturing process in connection with the implementation of APM.

         Selling, General and Administrative Expenses. SGA expense for 1996 increased by 35.6% over 1995 to $4.2 million. The increase is due to restructuring charges for severance costs related to reduction in workforce and other expenses related to organizational changes in the amount of $0.9 million in the third quarter of 1996. Excluding the restructuring charges, the SGA expense would have been $3.3 million which is an increase of $179,980 or 5.8% over 1995. This increase was due primarily to increased sales commissions and related expenses associated with the sales growth from 1995 to 1996 levels as noted above. As a percentage of net sales, SGA expense increased to 7.4% in 1996 from 6.3% in 1995. Without the restructuring changes, SGA expenses would have been 5.8% of net sales for 1996.

         Impairment of Fixed Assets. During the third quarter of 1996, the Company incurred a write down associated with impaired assets in the amount of $0.7 million. Statement of Financial Accounting Standards No.12 "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain identifiable intangibles to be disposed of should be reported at the lower of carrying amount of fair value less cost to sell. The Company went through a corporate restructuring in the third quarter of 1996, which included a workforce reduction and implementation of APM, resulting in certain assets no longer being used in operations. Certain software that will no longer be used, as well as excess equipment that was sold, were written down to fair value in accordance with Statement No.121.

         Operating Income. Operating income in 1996 decreased 352.3% to a loss of $2.0 million from income of $0.8 million in 1995. Operating income as a percent of sales decreased to negative 3.6% in 1996 from 1.6% in 1995. The decrease in operating income was primarily attributable to the restructuring charges and impairment of fixed assets noted above in the amount of $2.1 million. Excluding the restructuring charges, the Company would have had operating income of $0.1 million or 0.2% of net sales for 1996. The decrease, excluding the restructuring charges, was related to product mix changes and related overhead expenses to put new programs in place as well as increased variable selling costs associated with higher sales volumes in the first two quarters of 1996.

         Interest expense. Interest expense in 1996 increased 31.7% from 1995 to $0.5 million. Borrowing necessitated by increases in inventory and accounts receivable levels is the primary reason for the increase in interest expense.

         Income Tax Expense. The Company's effective income tax rate for 1996 was 35.4% compared to 26.3% for 1995. Tax expense for 1995 was lower due to certain research expenditures incurred in 1992, 1993, 1994 and 1995 for which the Company claimed federal tax credits. The Company's Rocky Mountain facility is also located in a State of Colorado enterprise zone. The Company receives state tax credits for capital expenditures and increases in the number of Company employees but, as sales increase, these state tax credits will have a relatively smaller effect on the Company's effective income tax rate.

         Quarterly results. The following table presents unaudited quarterly operating data for the most recent eight quarters for the two years ended December 31, 1997. The information includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation thereof.


                                                                Quarter Ended
                             March 31,   June 30,September 3December 31, March 31,   June 30,September 3December 31,
                                  1996       1996       1996       1996       1997       1997       1997       1997
                           ----------------------------------------------------------------------------------------
                                                    (In thousands, except per share data)
                                      -----------------------------------------------------------------------------

Net Sales..................    $15,003    $15,941    $13,632    $12,304    $14,037    $22,745    $28,191    $48,271
Cost of goods sold.........     14,403     15,177     13,096     11,304     12,529     19,756     24,454     39,932
                              --------   --------   --------   --------   --------   --------   --------   --------

Gross profit...............        600        764        536      1,000      1,508      2,989      3,737      8,339
Impairment of fixed assets.          -          -        726          -          -          -          -          -
Goodwill Amortization......          -          -          -          -         23         67         67        390
Selling, general and
  administrative expenses..        812        845      1,747        792      1,103      1,884      2,140      4,409
                            ----------  ---------  --------- ----------  ---------  ---------  ---------  ---------

Operating income (loss)....      (212)       (81)    (1,937)        208        382      1,038      1,530      3,540
Interest expense and other, net  (102)      (123)      (141)       (77)      (169)      (330)       651     (1,217)
                               ------- ------------------------------------------- --------------------  ----------

Income (loss) before income
  taxes....................      (314)      (204)    (2,078)        131        213        708      2,181      2,323
Income tax expense (benefit)     (126)       (75)      (719)         48         73        265        794        976
                            -------------------------------- --------------------- ---------- ---------- ----------

Net income (loss).......... $    (188)  $   (129)  $ (1,359)   $     83  $     140  $     443   $  1,387   $  1,347
                            ==========  =========  =========   ========  =========  =========   ========   ========

Income (loss) per share -
  diluted..................$    (0.05)$     (.03)$    (0.34)  $    0.02 $     0.03  $    0.07 $     0.21$    0.13
                           ====================== ==========  ========= ==========  ========= ===================

Weighted average shares
  Outstanding - diluted....      3,958      3,955      3,968      3,942      4,858      6,121      6,676     10,638

         Although management does not believe that the Company's business is materially affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or year.

Liquidity and Capital Resources

         At December 31, 1997, working capital totaled $41.2 million. Working capital at December 31, 1996 was $8.5 million compared to $9.9 million at December 31, 1995. The decrease in working capital in 1996 is attributable to the purchase of fixed assets and long-term debt retirement. The increase in working capital in 1997 is primarily attributable to a public offering that was completed in November of 1997 with net proceeds to the Company of approximately $39.5 million, the proceeds of which were used to pay a portion of the acquisition price for the CTI Companies and, to repay a portion of the Bank One Loan. The portion of the Bank Loan that had ben repaid was subsequently reborrowed to fund increases in inventory and accounts receivable related to increased business associated with the CE and CTI Mergers and the AlliedSignal Asset Purchase in 1997.

         Cash used in operations for the year ended December 31, 1997, was $29.3 million compared to cash used in operations of $0.4 million for the same period in 1996. The AlliedSignal Asset Purchase in Florida and Arizona and the CTI Merger resulted in a significant use of funds, particularly in the purchase of inventory and equipment in the third quarter of 1997. Accounts receivable increased 531.9% to $24.4 million at December 31, 1997 from $3.9 at December 31, 1996. A comparison of receivable turns (e.g., annualized sales divided by current accounts receivable) for 1997 compared to 1996 is 4.6 and 14.7, respectively. Inventories increased 399.1% to $45.7 million at December 31, 1997 from $91.1 million at December 31, 1996. A comparison of inventory turns (i.e., annualized cost of sales divided by current inventory) for the year ended 1997 and 1996 shows a decrease to 2.2 from 5.9, respectively. The 1997 receivable turns and inventory turns are distorted because the cost of sales for the year includes only ten months from the CE Companies, three months of cost of sales from the CTI Companies, and only four and one-half months from the AlliedSignal Asset Purchase in Arizona and Florida, while the balance sheet includes the receivables and inventories from these operations.

         The Company used cash to purchase capital equipment totaling $13.2 million for the year ended 1997 compared with $2.0 million in the same period last year. The Company also used cash to pay part of the purchase price of the CE Companies and CTI Companies, as explained earlier in the amount of $31.0 million. Proceeds from long-term borrowings of $35 million were used to help fund the purchase of the CE Companies and CTI Companies. The Company used cash from investing activities of $1.6 million in 1996, compared to providing cash of $1.3 million in 1995. The Company used cash to purchase capital equipment totaling $2.0 million in 1996, compared with $2.5 million in 1995. In 1995, the Company received cash from the sale of equipment primarily a sale-leaseback in the amount of $3.7 million.

         In connection with the CTI Merger and the AlliedSignal Asset Purchase, the Company entered into a Credit Facility, dated as of September 30, 1997 (the "Bank One Loan"), provided by Bank One, Colorado, N.A. The Bank One Loan initially provided for a $25 million revolving line of credit, maturing on September 30, 2000 and a $20 million term Loan maturing on September 30, 2002. The proceeds of the Bank One Loan were used for (i) funding the CTI Merger and
(ii) repayment of the then-existing Bank One line of credit, bridge facility and equipment Loan. The Bank One Loan bears interest at a rate based on either the London Inter-Bank Offering Rate ("LIBOR") or Bank One prime rate plus applicable margins ranging from 3.25% to 0.50% for the term facility and 2.75% to 0.00% for the revolving facility. Borrowings on the revolving facility are subject to limitation based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. The agreement for the Bank One Loan contains covenants restricting liens, capital expenditures, investments, borrowings, payment of dividends, mergers, and acquisitions and sale of assets. In addition, the loan agreement contains financial covenants restricting maximum annual capital expenditures, recapturing excess cash flow and requiring maintenance of the following ratios: (i) maximum senior debt to EBITDA (as defined in the agreement for the Bank One Loan); (ii) maximum total debt to EBITDA; (iii) minimum fixed charge coverage; (iv) minimum EBITDA to interest; and (v) minimum tangible net worth requirement with periodic step-up.

         In addition to the Bank One Loan, the Company issued to a director of the Company $15 million in aggregate principal amount of Subordinated Notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the acquisition of certain assets from AlliedSignal. The Company issued a warrant (the "Warrant") to purchase 500,000 shares of common stock at a price of $8.00 per share in connection with the Subordinated Notes. The Warrant was exercised in October 1997, resulting in net proceeds to the Company of $4 million.

         In November 1997, the Company completed a public offering of approximately 3,500,000 shares of common stock. The Company used the proceeds of such offering to make a $6.0 million payment to the previous owners of the CTI Companies and to repay approximately $32 million of the Bank One Loan. As of December 31, 1997, the outstanding principal amount of borrowings under the Bank One Loan was $37.4 million and the borrowing availability under the Bank One Loan was approximately $7.6 million. The Company believes it will need to increase its availability under the Bank One Loan to fund the Company's current operations, and it is currently discussing with Bank One an increase in the combined facilities to $60 million.

         The Company is implementing a new management information system (the "MIS System") throughout all of its facilities, including those it has recently acquired. The MIS System is designed to be "Year 2000 Compliant." Therefore, in the absence of unanticipated difficulties in implementing the MIS System, the Company does not anticipate that year 2000 problems will have a material adverse effect on the Company's operations. The Company is evaluating the impact of the year 2000 issue on vendors with a goal of completion during 1998.

Cautionary Statement

         The information set forth in this report includes "forward looking statements" within the meaning of the federal securities laws. Forward-looking statements consist of statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. They involve known and unknown risks, uncertainties and other factors that may cause the actual results, market performance or achievements of the Company, growth of the electronic manufacturing services industry, or growth of the electronic hardware maintenance market to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements or forecasts. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by OEM's, increased material prices and service competition within the electronic component contract manufacturing and repair industries, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors, or changes in the Company's management information needs, changes in customer needs and expectations and the Company's ability to keep pace with technological developments and governmental actions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         The Company's financial statements and notes thereto are included elsewhere in this report on Form 10-K, commencing on page F-1.


                  Index to Consolidated Financial Statements
Independent Auditors' Report                                          F-1
Consolidated Balance Sheets                                           F-2
Consolidated Statements of Operations                                 F-3
Consolidated Statements of Shareholders' Equity                       F-4
Consolidated Statements of Cash Flows                                 F-5
Notes to Consolidated Financial Statements                            F-6


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The information concerning the directors and executive officers of the Company is incorporated herein by reference to the section entitled PROPOSAL 1-ELECTION OF DIRECTORS in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders (the "Proxy Statement").

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

Item 13.          Certain Relationships and Related Transactions.

         The second labeled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement is incorporated herein by reference.

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.       Financial Statements-The financial statements  listed  in  the index to Financial Statements, which appears on page 21, are filed as part of this annual report.

         2. Exhibits-The following exhibits are filed as part of this annual report.

Exhibit
Number                                         Document Description

     3.1      Amended and Restated Articles of Incorporation of the Company (1)
     3.2      Articles of Amendment to the Articles of Incorporation of the Company (1)
     3.3      Amended and Restated Bylaws of the Company (1)
     4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3, respectively
     4.2      Specimen Common Stock Certificate of the Company (1)
    10.1      Form of Registration Rights Agreement dated January 1994 between the Company and the parties thereto (1)
    10.2      Agreement and Plan of Merger among the Company, Current Merger Corp., and Current Electronics,
              Inc., dated as of January 15, 1997 (2)
    10.3      Share Purchase Agreement among the Company and the Shareholders of Current Electronics
              (Washington), Inc. dated as of January 15, 1997 (2)
    10.4      Registration Rights Agreement dated as of February 24, 1997, among the Company, Charles E.
              Hewitson, Matthew J. Hewitson and Gregory Hewitson and certain other parties (2)
    10.5      Indemnification Agreement dated as of February 24, 1997, among the Company, the shareholders of
              Current Electronics, Inc., and the shareholders of Current Electronics (Washington), Inc. (2)
    10.6      Agreement and Plan or Reorganization among the Company, Acquisition Corp., and Circuit Test, Inc.,
              dated as of July 9, 1997 (4)
    10.7      Limited  Liability  Company  Unit  Purchase  Agreement  among  the
              Company,  CTLLC Acquisition Corp., Airhub Service Group, L.C., and
              CTI International, L.C., dated as of July 9, 1997 (4)
    10.8      Registration Rights Agreement dated as of September 30, 1997 among the Company and CTI
              Shareholders (4)






    10.9      Indemnification Agreement dated as of September 30, 1997 among the Company, CTI Shareholders and the LLC Members (4)
    10.10     Earnout Agreement dated as of September 30, 1997 among the Company and the LLC Members (4)
    10.11.1   Master Agreement Regarding Asset Purchase and Related Transactions among the Company,
              AlliedSignal  Avionics,  Inc., a Kansas corporation  ("Avionics"), and AlliedSignal,  Inc., operating through its Aerospace Equipment
              Systems Unit ("AES"), dated as of July 15, 1997, as amended by the
              First Amendment to Master Agreement dated as of July 31, 1997, and as further  amended by the Second  Amendment  to Master  Agreement dated as of August 11, 1997 (3)
    10.11.2   Third Amendment to Master Agreement dated as of September 5, 1997 (6)
    10.12     Supplier Partnering Agreement between the Company and AlliedSignal Technologies, Inc., dated as of
              August 4, 1997 (3)
    10.13.1   License Agreement between the Company and AlliedSignal technologies, Inc., dated as of July 15,
              1997 (3)
    10.13.2   Amended and Restated License Agreement between the Company and AlliedSignal Technologies, Inc., dated as of September 5, 1997 (6)
    10.14     Premises License Agreement between the Company and AES dated as of August 4, 1997 (3)
    10.15     Facilities Management and Transition Services Agreement dated as of July 31, 1997 between the
              Company  and AES as amended  by a First  Amendment  to  Facilities
              Management and Transition Services Agreement dated as of August 4,
              1997 (3)
    10.16     Sublease Agreement dated as of August 11, 1997 between the Company and AlliedSignal, Inc. (3)
    10.17     Transition Services Agreement dated as of August 11, 1997 between the Company and Avionics (3)
    10.18.1   Agreement to Extend Avionics Personal Property Asset Transfer Date
              dated  August 15, 1997,  by and between the Company,  Avionics and
              AES (3)
    10.18.2   Agreement to Extend Avionics Personal Property Asset Transfer Date
              dated  August 29, 1997,  by and between the Company,  Avionics and
              AES (6)
    10.19     Accounts Payable Service Agreement dated as of August 11, 1997 between the Company and Avionics
              (6)
    10.20     Credit Agreement dated September 30, 1997 between the Company and Bank One, Colorado, N.A.
              ("Bank One") (4)
    10.21     Pledge and Security  Agreement  dated as of September  30, 1997 by the
              Company to Bank One (4) 10.22 Security  Agreement and Assignment dated as of
              September 30, 1997 between the Company and Bank  One (4)
    10.23     Deed of Trust and Security  Agreement  dated as of  September  30,
              1997,  among  the  Company  as  Grantor,  Bank  One,  as Agent and
              Beneficiary, and Northwest Title Company as Trustee (4)
    10.24     Deed of Trust and Security Agreement and Financing Statement dated as of September 30, 1997 from the Company to The Public Trustee of
              Weld County for Bank One, as Beneficiary (4)
    10.25     Note Agreement between the Company and Richard L. Monfort dated as of September 5, 1997, including the form of Floating Rate Subordinated Note attached as Exhibit A thereto (4)
    10.26     Form of  Warrants to Purchase  an  aggregate  of 80,000  shares of
              Common Stock of the Company, dated as of March 11, 1994, issued to
              Dain Bosworth  Incorporated  and Stephens Inc.,  underwriters,  in connection with the Company's initial public offering (6)
    10.27+    1989 Stock Option Plan (1)
    10.28+    1993 Incentive Stock Option Plan (1)
    10.29+    EFTC Corporation  Equity  Incentive Plan,  amended and restated as of
              July 9, 1997 (6) 10.30+ EFTC Corporation  Stock Option Plan for Non-Employee
              Directors, amended and restated as of July 9, 1997 (6)
    10.31+    Employment Agreement with Jack Calderon dated as of August 1996 (5)
    10.32+    Form of Consulting Agreement entered into by the Company with each of OnCourse Inc., Mat
              Hewitson Consulting, Inc. and Corporate Solutions, Inc., dated as of February 24, 1997 (5)
    10.33+    Form of the separate Employment Agreements, each dated as of September 30, 1997, entered into by the Company, CTI and Allen S. Braswell, Jr., Richard Strott, Andrew Hatch and Dennis Ayo. (4)
    10.34+    1997 Management Bonus Plan (6)
   *21.1      List of Subsidiaries






   *23.1      Consent of KPMG Peat Marwick LLP
   *24.1      Power of Attorney
   *27.1      Financial Data Schedule


*        Filed herewith
+        Management Compensation Plan
(1)      Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-
         73392-D) filed on December 23, 1993
(2)      Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on
         March 5, 1997
(3)      Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on
         August 26, 1997
(4)      Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on
         October 15, 1997
(5)      Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-23332) filed on
         March 27, 1997
(6)      Incorporated by reference from the Company's Registration Statement on Form S-2 (File No. 333-38444)
         filed on October 21, 1997


(b)      Reports on Form 8-K

         The Company filed a single Current Report on Form 8-K during the fourth quarter of 1997, which report was dated September 30, 1997, and reported the acquisition of the CTI Companies. That Current Report on Form 8-K was subsequently amended to include the financial statements on the CTI Companies required to be filed in accordance with Regulation S-X.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 30th day of March, 1998.


                                                     EFTC CORPORATION,
                             a Colorado corporation



                          By: /s/ Stuart W. Fuhlendorf
                                  Stuart W. Fuhlendorf
                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.


         Signature                          Position Held                               Date
                                            With the Registrant


                  *                         President and Director              March 30, 1998
         Jack Calderon                      (Principal Executive Officer)


                  *                         Chief Financial Officer and         March 30, 1998
         Stuart W. Fuhlendorf               Director (Principal Financial
                                            Officer)


                  *                         Controller (Principal               March 30, 1998
         Brent L. Hofmeister                Accounting Officer)


                                            Chairman of the                     March 30, 1998
         Gerald J. Reid                     Board of Directors


                  *                         Director                            March 30, 1998
         Allan S. Braswell, Jr.


                  *                         Director                            March 30, 1998
         Allan S. Braswell, Sr.


                  *                         Director                            March 30, 1998
         Darrayl Cannon


                    *                       Director                            March 30, 1998
         James A. Doran





                                            Director                            March 30, 1998
         Charles Hewitson


                                            Director                            March 30, 1998
         Gregory Hewitson


                    *                       Director                            March 30, 1998
         Matthew Hewitson


                                            Director                            March 30, 1998
         Lloyd A. McConnell


                    *                       Director                            March 30, 1998
         Robert McNamara


                    *                       Director                            March 30, 1998
         Richard L. Monfort


                                            Director                            March 30, 1998
         Lucille A. Reid


                    *                       Director                            March 30, 1998
         Masoud S. Shirazi


                   *                        Director                            March 30, 1998
         David W. Van Wert


     *  By:   /s/ Stuart W. Fuhlendorf
              Stuart W. Fuhlendorf
              Attorney-in-fact

                          Independent Auditors' Report





The Board of Directors
EFTC Corporation:


We have audited the accompanying consolidated balance sheets of EFTC Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFTC Corporation and subsidiaries as December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                     KPMG Peat Marwick LLP


Denver, Colorado
January 21, 1998

EFTC CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1997 and 1996


Assets (Note 4)                                                                                         1997               1996
---------------                                                                                         ----               ----
Current assets:
   Cash and cash equivalents                                                                           $     356,398         123,882
   Trade receivables (less allowance for doubtful accounts of $474,000                                    24,434,781       3,866,991
     in 1997 and $20,000 in 1996
   Inventories (note 3)                                                                                   45,653,743       9,146,505
   Income taxes receivable                                                                                         -         616,411
   Deferred income taxes (note 6)                                                                            494,290         427,059
   Prepaid expenses and other                                                                                754,939          69,196
                                                                                                         -----------        --------
         Total current assets                                                                             71,694,151      14,250,044
Property, plant and equipment:
   Land, buildings and improvements                                                                        7,062,881       5,551,565
   Machinery and equipment                                                                                13,601,998       5,084,114
   Furniture and fixtures                                                                                  4,070,853       1,756,588
   Construction in progress                                                                                4,791,288          -
                                                                                                         -----------       ---------
                                                                                                          29,527,020      12,392,267
   Less accumulated depreciation                                                                          (5,516,872)    (3,872,443)
                                                                                                         -----------      ----------
         Net property, plant and equipment                                                                24,010,148       8,519,824
Goodwill, net of accumulated amortization of $546,747 (note 2)                                            46,372,060               -
Other assets, net                                                                                          3,484,897          99,773
                                                                                                         -----------      ----------
         Total assets                                                                                  $ 145,561,256      22,869,641
                                                                                                         ===========      ==========

Liabilities and Shareholders' Equity Current liabilities:
   Accounts payable                                                                                    $  23,057,717       2,320,871
   Accrued compensation                                                                                    2,365,034         682,881
   Income taxes payable                                                                                      604,100               -
   Other accrued liabilities                                                                               1,270,700         767,803
   Current portion of long-term debt (note 4)                                                              3,150,000         170,000
   Line of credit with bank (note 4)                                                                         -             1,800,000
                                                                                                        ------------      ----------
         Total current liabilities                                                                        30,447,551       5,741,555
Long-term debt, net of current portion (note 4):
   Related party                                                                                           4,811,227               -
   Others                                                                                                 34,295,000       2,890,000
         Total long-term debt, net of current portion                                                     39,106,227       2,890,000
Deferred income taxes (note 6)                                                                               818,686         315,859
                                                                                                         -----------      ----------
         Total liabilities                                                                                70,372,464       8,947,414
Shareholders' equity (notes 4 and 7):
   Preferred stock, $.01 par value, authorized 5,000,000 shares; none                                              -               -
     issued or outstanding
   Common stock $.01 par value, authorized 45,000,000 shares; issued                                         118,418          39,427
     and outstanding 11,841,796 and 3,942,660 shares, respectively
   Additional paid-in capital                                                                             68,058,433      10,187,180
   Retained earnings                                                                                       7,011,941       3,695,620
                                                                                                         -----------      ----------
         Total shareholders' equity                                                                       75,188,792      13,922,227
Commitments and contingencies (notes 2, 4, 5 and 9)
         Total liabilities and shareholders' equity                                                    $ 145,561,256      22,869,641
                                                                                                         ===========      ==========


See accompanying notes to consolidated financial statements.

EFTC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 1997, 1996 and 1995


                                                                             Year Ended December 31,
                                                               ---------------------------------------------
                                                               1997                  1996               1995
                                                               ----                  ----               ----

    Net sales                                                 $ 113,243,983          56,880,067         49,220,070
    Cost of goods sold (note 11)                                 96,671,679          53,980,067         45,325,349
                                                                -----------          ----------         ----------

             Gross profit                                        16,572,304           2,900,000          3,894,721

    Operating costs and expenses:
       Selling, general and administrative                        9,534,986           4,195,784          3,093,400
         (note 11)
       Amortization of goodwill                                     546,747               -                 -
       Impairment of fixed assets (note 11)                          -                  725,869             -
                                                               ------------          ----------           ---------

             Operating income (loss)                              6,490,571          (2,021,653)            801,321
                                                                -----------          -----------         ----------

    Other income (expense):
       Interest expense                                          (2,312,356)           (525,854)          (399,389)
       Gain on sale of assets                                     1,156,618              50,012             49,533
       Other, net                                                    89,938              32,416             29,191
                                                                -----------          ----------          ----------
                                                                 (1,065,800)           (443,426)          (320,665)
                                                                -----------          ----------          ---------

             Income (loss) before income
               taxes                                              5,424,771          (2,465,079)           480,656

    Income tax (expense) benefit (note 6)                        (2,108,450)            872,114           (126,518)
                                                                -----------          ----------          ---------

             Net income (loss)                                $   3,316,321          (1,592,965)           354,138
                                                                ===========          ==========         ==========

    Income (loss) per share:
       Basic                                                   $ .49                (.40)                .09
                                                                 ===                ====                 ===

       Diluted                                                 $ .46                (.40)                .09
                                                                 ===                ====                 ===

    Weighted average shares outstanding:
       Basic                                                      6,702,160           3,942,139          3,962,261
                                                                ===========          ==========         ==========

       Diluted                                                    7,154,525           3,942,139          3,962,261
                                                                ===========          ==========         ==========


See accompanying notes to consolidated financial statements.

EFTC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years Ended December 31, 1997, 1996 and 1995


                                                                                        Additional                             Total
                                                             Common stock                 paid-in          Retained    shareholders'
                                                        Shares           Amount           capital          earnings           equity

Balances at January 1, 1995                               3,891,110       $  38,911         10,016,035       4,934,447    14,989,393

Stock options exercised                                      49,750             498            165,169               -       165,667
Net income                                                   -                 -                -              354,138       354,138
                                                        -----------        --------        -----------       ---------    ----------

Balances at December 31, 1995                             3,940,860          39,409         10,181,204       5,288,585    15,509,198

Stock options exercised                                       1,800              18              5,976               -         5,994
Net loss                                                     -                 -                -           (1,592,965)  (1,592,965)
                                                        -----------        --------        -----------       ---------    ----------

Balances at December 31, 1996                             3,942,660          39,427         10,187,180       3,695,620    13,922,227

Issuance of common stock in                               3,838,975          38,389         14,143,793               -    14,182,182
   business combinations (note 2)
Issuance of common stock in secondary                     3,506,861          35,069         38,917,065               -    38,952,134
   offering, net of costs (note 7)
Warrants issued in connection with subordinated                   -               -            489,786               -       489,786
   debt (note 7)
Stock options and warrants exercised,
   including tax benefit of $95,478
   (note 4)                                                 553,300           5,533          4,320,609          -          4,326,142
Net income                                                   -                 -                -            3,316,321     3,316,321
                                                        -----------        --------        -----------       ---------    ----------

Balances at December 31, 1997                            11,841,796       $ 118,418         68,058,433       7,011,941    75,188,792
                                                         ==========         =======         ==========       =========    ==========


See accompanying notes to consolidated financial statements.

EFTC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 1997, 1996 and 1995


                                                                                      1997                 1996                 1995

                                                                                      ----                 ----                 ----

Cash flows from operating activities:
   Net income (loss)                                                                 $  3,316,321           (1,592,965)      354,138
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                                    2,523,604            1,281,628     1,716,841
       Deferred income tax expense (benefit)                                              755,650             (322,268)     (15,745)
       Loss (gain) on sale and impairment of property, plant and                       (1,149,638)             692,608      (49,533)
         equipment, net
       Other, net                                                                               -               16,751     (106,088)
       Changes in operating assets and liabilities, net of the effects of acquisitions:
           Trade receivables                                                          (16,059,964)           1,115,459   (1,123,927)
           Inventories                                                                (28,434,855)             712,909   (2,380,040)
           Income taxes receivable                                                        616,411             (541,489)     (10,267)
           Income taxes payable                                                           604,100                    -             -
           Prepaid expenses and other current assets                                     (263,978)             313,732     (333,461)
           Other assets                                                                (2,409,343)              67,375      (96,971)
           Accounts payable and other accrued liabilities                              11,205,263           (2,116,940)    1,111,464
                                                                                       ----------            ---------     ---------
                Net cash used by operating activities                                 (29,296,429)            (373,200)    (933,589)
                                                                                       ----------            ---------     ---------
Cash flows from investing activities:
   Purchase of property, plant and equipment                                          (13,205,613)          (1,965,536)   2,473,819)
   Proceeds from sale of property, plant and equipment                                  2,419,820              345,538     3,739,344
   Payments for business combinations, net of cash acquired                           (30,997,426)              -              -
                                                                                       ----------           ----------     ---------
                Net cash provided (used) by investing activities                      (41,783,219)          (1,619,998)    1,265,525
                                                                                       ----------            ---------     ---------
Cash flows from financing activities:
   Stock options  and warrants exercised                                                4,326,142                5,994       165,667
   Issuance of common stock for cash, net of costs                                     38,952,134                    -             -
   Borrowings (payments) on lines of credit and short-term notes                       15,595,000            1,800,000             -
     payable, net
   Proceeds from long-term debt                                                        81,700,000                    -             -
   Principal payments on long-term debt                                               (68,283,612)            (170,000)    (170,000)
   Deferred debt issuance costs                                                          (977,500)              -                  -
                                                                                       ----------           ----------     ---------
                Net cash provided (used) by financing activities                       71,312,164            1,635,994       (4,333)
                                                                                       ----------            ---------     ---------
                Increase (decrease) in cash and cash equivalents                          232,516             (357,204)      327,603
Cash and cash equivalents:
   Beginning of year                                                                      123,882              481,086       153,483
                                                                                       ----------            ---------     ---------
   End of year                                                                       $    356,398              123,882       481,086
                                                                                       ==========            =========     =========
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
     Interest                                                                        $  1,999,744              517,502       387,045
                                                                                       ==========            =========     =========
     Income taxes, net                                                               $    118,608               -            152,530
                                                                                       ==========           ==========     =========
   Common stock issued in business combinations                                      $ 14,182,182               -                  -
                                                                                       ==========           ==========     =========


See accompanying notes to consolidated financial statements.

EFTC CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1997 and 1996


 (1)   Nature of Business and Significant Accounting Policies

       Business

       EFTC Corporation (the Company), is an independent provider of electronic manufacturing services to original equipment manufacturers in the computer peripherals, medical equipment, industrial controls, telecommunications equipment and electronic instrumentation industries. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. The Company also provides computer aided testing of printed circuit boards, subsystems and final assemblies and "hub based" repair and warranty services.

       Basis of Presentation

       The accompanying consolidated financial statements include the accounts of EFTC Corporation and its wholly-owned subsidiaries since the date of formation or acquisition, as described in note 2. All intercompany balances and transactions have been eliminated in consolidation.

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
       Actual results could differ from those estimates.

       Cash and Cash Equivalents

       Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

       Inventories

       Inventories are stated at the lower of weighted average cost or market.

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed using straight-line and accelerated methods over estimated useful lives ranging from 31 to 39 years for buildings, and 5 to 10 years for furniture and fixtures and machinery and equipment.

EFTC CORPORATION AND SUBSIDIARIES

 (1)   Nature of Business and Significant Accounting Policies (continued)

       Goodwill and Other Assets

       Goodwill is amortized using the straight-line method over 30 years. At December 31, 1997, other assets include acquired intellectual property consisting of circuit board assembly designs and specifications of $1.1 million which are being amortized over 10 years using the straight-line method, deferred financing costs of $926,000 which are being amortized over 5 years, and restricted cash of $653,000.

       Impairment of Long-Lived Assets

       The Company accounts for long-lived assets under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In connection with the Company's restructuring in August 1996, the Company recorded a provision for impairment of certain fixed assets of $726,000.

       Income Taxes

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Revenue Recognition

       The Company recognizes revenue upon shipment of products to customers.

       Income (Loss) Per Share

       Income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss available to

EFTC CORPORATION AND SUBSIDIARIES
       common shareholders by the weighted average number common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. In 1997, diluted weighted average shares outstanding includes 452,365 potential shares, consisting of stock options and warrants, determined using the treasury stock method. Basic and diluted EPS are the same in 1996 and 1995 as all potential common shares were antidilutive.

       Stock-based Compensation

       The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures of net income and income per share, as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation, are included in note 7 to the consolidated financial statements.

       Reclassifications

       Certain prior year amounts have been reclassified to conform with current year presentation.

 (2)   Business Combinations and Asset Acquisitions

       On September 30, 1997, the Company acquired three affiliated companies, Circuit Test, Inc., Airhub Service Group L.C. and CTI International, L.C. (the CTI Companies), for approximately $35.7 million consisting of 1,858,975 shares of the Company's common stock and approximately $26.5 million in cash, which includes approximately $1.4 million of transaction costs and a $6 million payment upon completion of the common stock offering in October 1997, as described in note 7. The Company recorded goodwill of approximately $38.9 million, in connection with the transaction. The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition.

       In August and September 1997, the Company completed the initial elements of two transactions with AlliedSignal Inc. (AlliedSignal) pursuant to which the Company acquired certain inventory and equipment located in Ft. Lauderdale, Florida, subleased the facility where such inventory and equipment was located and employed certain persons formerly employed by AlliedSignal at that location. The Company also hired certain persons formerly employed by AlliedSignal in Arizona and agreed with AlliedSignal to provide the personnel and management services necessary to operate a related facility on behalf of AlliedSignal on a temporary basis. Subject to the satisfaction of the requirements of the Hart-Scott-Rodino
       Antitrust Improvements Act of 1976, the Company will acquire AlliedSignal's inventory and equipment located at the Arizona facility, which acquisition is expected to be completed in 1998. The aggregate purchase price of all assets to be acquired by the Company from AlliedSignal is expected to approximate $15.0 million, of which approximately $13.0 million

EFTC CORPORATION AND SUBSIDIARIES
       had been paid through December 31, 1997. The Company has also agreed to pay AlliedSignal one percent of gross revenue for all electronic assemblies and parts made for customers other than AlliedSignal at the Arizona or Florida facilities through December 31, 2006.

       On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon Corporation, and Current Electronics (Washington), Inc., a Washington Corporation (the CE Companies), for total consideration of approximately $10.9 million, consisting of 1,980,000 shares of Company common stock and approximately $5.5 million in cash, which included approximately $600,000 of transaction costs. The Company recorded goodwill of approximately $8.0 million in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition.

       The  following   unaudited  pro  forma   information   assumes  that  the
       acquisitions of the CTI Companies and the CE Companies had occurred on January 1, 1996:

                                                         Year ended December 31,
                                                         -----------------------
                                                          1997          1996
                                                          ----          ----

             Revenue                                  $ 146,291,000  115,910,000
             Net income (loss)                            1,010,000  (2,109,000)
             Net income (loss) per share - diluted         .11        (.27)

       The above pro forma information is not necessarily indicative of future results.

 (3)   Inventories

       Inventories are summarized as follows:

                                                               December 31,
                                                           -------------------
                                                           1997           1996
                                                           ----           ----

             Purchased parts and completed             $ 38,510,233    7,640,712
              subassemblies
             Work-in-progress                             6,751,261    1,256,570
             Finished goods                                 392,249      249,223
                                                         ----------    ---------

                                                       $ 45,653,743    9,146,505
                                                         ==========    =========

 (4)   Debt

       During September 1997, the Company issued $15 million of subordinated notes to a director and stockholder of the Company. The subordinated notes bear interest at LIBOR plus 2% (8.19% at December 31, 1997) and are payable in four annual installments of $50,000 and one final payment of $14.8 million in September 2002. Payments on the notes are

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


 (4)   Debt (continued)

       subordinate to the Company's senior bank debt. The subordinated notes also included warrants to acquire 500,000 shares of the Company's common stock at $8.00 per share. The warrants were issued in October 1997, were valued at approximately $500,000 using the Black-Scholes pricing model. Such amount was recorded as debt discount and is being amortized to interest expense over the term of the notes. The warrants were exercised on October 9, 1997 for total proceeds of approximately $4 million. The Company repaid $10 million of this debt upon the completion of the common stock offering described in note 7 in November 1997. The scheduled repayment was reduced by the pro rata amount of unamortized discount. Accordingly, no gain or loss was recognized on the extinguishment of debt. The outstanding balance, net of discount, as of December 31, 1997 was $4,861,227, of which $50,000 is included in the current portion of long-term debt.

       Long-term debt to others consists of the following:

                                                              December 31,
                                                            -----------------
                                                            1997         1996
                                                            ----         ----

        Notes payable to banks (a)                       37,395,000         -
        Note payable to a bank with interest
            at 1% above prime rate adjusted                   -       3,060,000
            annually, repaid in 1997
        Less current portion                             (3,100,000)   (170,000)
                                                         ----------   ----------

        Long-term debt to others,
            net of current portion                     $ 34,295,000   2,890,000
                                                         ==========   =========

     (a) In connection with the CTI Companies business combination and the AlliedSignal asset acquisition, the Company entered into a new loan agreement consisting of a $25 million revolving line of credit renewable on September 30, 2000, and a $20 million term loan maturing on September 30, 2002. The proceeds of the new loan agreement were used for (i) funding the CTI merger and (ii) repayment of the existing line of credit and bridge facility and equipment loan. Borrowings under the agreement bear interest at a rate based on either LIBOR or the prime rate plus applicable margins ranging from 0.50% to 3.25% for the term facility (9.16% at December 31, 1997) and 0% to 2.75% for the revolving facility (approximately 9% at December 31, 1997). Borrowings on the revolving facility are subject to limitation based on the value of the available collateral. The loan agreement is collateralized by substantially all of the Company's assets and contains restrictive covenants relating to capital expenditures, limitation on investments, borrowings, payment of dividends and mergers and acquisitions, as well as the maintenance of certain financial ratios. The revolving facility requires a commitment fee of 0.5% per annum on any unused portion. As of December 31, 1997, the borrowing availability under the agreement was approximately $7.6 million. This credit facility may be withdrawn or canceled at the banks' option under certain conditions such as default or in the event the Company experiences a material adverse change in its financial condition.

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



       Annual maturities of long-term debt, excluding the discount on the subordinated notes, are as follows at December 31, 1997:

                      1998                            $  3,150,000
                      1999                               3,940,000
                      2000                               4,460,000
                      2001                               4,900,000
                      2002                              25,945,000
                                                        ----------

                                                      $ 42,395,000

 (5)   Leases

       The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2002. Lease expense on these operating leases amounted to $2,333,486, $1,215,623 and $578,958 for the years ended December 31, 1997, 1996 and 1995, respectively.

       At December 31, 1997, future minimum lease payments for operating leases are as follows:

              1999                                    $ 2,173,150
              2000                                      1,583,840
              2001                                      1,049,980
              2002                                        365,416
                                                        ---------

                 Total future minimum lease payments  $ 5,172,386
                                                        =========

       In December 1995, the Company entered into a sale-leaseback transaction for equipment of approximately $3.6 million. The gain on this transaction totaled $106,088, which was deferred and is being amortized over the remaining life of the lease, which is approximately 6 years.

 (6)   Income Taxes

       The current and deferred components of income tax expense (benefit) are as follows:

                                             Year ended December 31,
                                 --------------------------------------------
                                 1997                 1996               1995
                                 ----                 ----               ----
           Current:
             Federal          $ 1,210,858           (549,846)           142,263
             State                141,942               -                  -
                                ---------           --------            -------
                                1,352,800           (549,846)           142,263
                                ---------            -------            -------
           Deferred:
             Federal              599,245           (196,440)           (13,635)
             State                156,405           (125,828)            (2,110)
                                ---------            -------            -------
                                  755,650           (322,268)           (15,745)
                                ---------            -------            -------

                              $ 2,108,450           (872,114)           126,518
                                =========            =======            =======

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



 (6)   Income Taxes (continued)

       Actual income tax expense (benefit) differs from the amounts computed using the statutory tax rate of 34% as follows:

                                                                           Year ended December 31,
                                                                 -------------------------------------------
                                                                 1997                1996               1995
                                                                 ----                ----               ----

           Computed tax at the expected                       $ 1,844,422          (838,126)           163,423
           statutory rate
           Increase (decrease) in income taxes
           resulting from:
                State income taxes, net of federal                136,771           (83,046)            (1,392)
                  benefit and state tax credits
                Amortization of nondeductible                      84,927                 -                  -
           goodwill
                Research and development tax                            -                 -            (40,000)
           credits
                Other, net                                         42,330            49,058              4,487
                                                                ---------           -------            -------

                    Income tax expense (benefit)              $ 2,108,450          (872,114)           126,518
                                                                =========           =======            =======

       In 1997, the Company recognized $95,478 as an increase to additional paid-in capital for the income tax benefit resulting from the exercise of stock options by employees.

       The tax effects of temporary differences at December 31, 1997 and 1996 that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                     1997                1996
                                                     ----                ----
           Deferred tax assets:
             Accrued vacation and/or bonuses       $ 283,078             76,064
             Restructuring charges                         -            186,434
             Deferred gain on sale leaseback          27,583             36,088
             Deferred loss on asset writedown         70,407                  -
             State net operating loss carryforwards   15,200             95,420
             Allowance for doubtful accounts         124,807              7,600
             Other                                    86,405             25,453
                                                     -------            -------

                    Total deferred tax assets      $ 607,480            427,059
                                                     =======            =======

           Deferred tax liabilities:
             Amortization of deductible goodwill   $(115,640)                 -
             Accelerated depreciation and other
               basis differences                    (816,236)          (315,859)
               for property, plant and equipment

                    Total deferred tax liabilities $(931,876)          (315,859)
                                                     =======            =======

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued


       The above balances are classified in the accompanying consolidated balance sheets as of December 31, 1997 and 1996 as follows:

                                                       1997              1996
                                                       ----              ----

           Net deferred tax asset - current         $ 494,290           427,059
                                                      =======           =======

           Net deferred tax liability - noncurrent  $ 818,686           315,859
                                                      =======           =======

       Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

 (7)   Shareholders' Equity

       In November 1997, the Company issued 3,506,861 shares of common stock in a secondary offering for proceeds of $39.3 million, net of issuance costs of approximately $3.1 million.

       The Company has three stock option or equity incentive plans: the 1993 Plan, the Equity Incentive Plan and the Non-employee Directors Plan. Options to purchase 180,000 shares of common stock at an exercise price of $3.33 have been granted under the 1993 Plan. These options generally vest over a five-year period and expire in April 2003. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock units. Substantially all employees are eligible under this plan, which was amended to increase the maximum number of shares of common stock that can be granted under this Plan to 1,995,000. The Non-employee Directors Plan provides for options to acquire shares of common stock to members of the Board of Directors who are not also employees. A total of 557,550 shares are available for grant under all plans at December 31, 1997.

       The Company has also issued 670,441 nonqualified options to officers and employees. Options generally vest 7 years after the grant date, but vesting may accelerate based on increases in the market price of the Company's common stock.

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



 (7)   Shareholders' Equity (continued)

       The following summarizes activity of the plans for the three years ended December 31, 1997.

                                                                     Weighted
                                                                      average
                                                      Number of   exercise price
                                                       options        per share
                                                       -------        ---------

          Balance at January 1, 1995                   313,550          $  5.11
            Granted                                     69,500             5.30
            Exercised                                  (49,750)            3.33
            Canceled                                   (70,600)            6.37
                                                     ---------

           Balance at December 31, 1995                262,700             5.87
            Granted                                    375,200             4.04
            Exercised                                   (1,800)            3.33
            Canceled                                   (75,600)            6.64
                                                     ---------

          Balance at December 31, 1996                 560,500             4.55
            Granted                                  2,004,000            11.63
            Exercised                                  (53,300)            4.34
            Canceled                                   (95,980)            6.07
                                                     ---------

          Balance at December 31, 1997               2,415,220            10.37
                                                     =========

       The following table summarizes information regarding fixed stock options outstanding at December 31, 1997:

                                                        Weighted
                                                        average        Weighted                       Weighted
                                                       remaining       average                        average
             Range of exercise           Number       contractual      exercise      Number           exercise
                  prices                outstanding      life           price      exercisable         price
                  ------                -----------      ----           -----      -----------         -----

          $  3.33 to $  5.00             399,520         8.3         $  3.98          356,426        $ 3.97
          $  5.01 to $ 10.00             774,200         8.9            6.45          487,464          6.02
          $ 10.01 to $ 15.00             777,500         9.8           14.03                -             -
          $ 15.01 to $ 16.25             464,000         9.8           16.25                -             -
                                       ---------                                     --------

                                       2,415,220         9.3           10.37          843,890          5.15
                                       =========                                      =======

       The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, because the Company grants options at fair value, no compensation cost has been recognized for its fixed stock option plans in 1997, 1996 and 1995.

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



 (7)   Shareholders' Equity (continued)

       If compensation cost for the Company's three stock-based compensation plans had been determined using the fair values at the grant dates for awards under those plans consistent with SFAS 123, the Company's pro forma net income (loss) and income (loss) per share would have been as follows:

                                                                        Year ended December 31,
                                                              -----------------------------------------------
                                                                1997                 1996                1995
                                                                ----                 ----                ----

               Net income (loss):
                 As reported                                 $ 3,316,321          (1,592,965)            354,138
                 Pro forma                                     1,044,241          (1,731,259)            329,963
               Income (loss) per share - basic:
                 As reported                                     .49                   (.40)                .09
                 Pro forma                                       .16                   (.44)                .08
               Income (loss) per share - diluted:
                 As reported                                     .46                   (.40)                .09
                 Pro forma                                       .15                   (.44)                .08

       The weighted average fair values of options granted for the years ended December 31, 1997, 1996 and 1995 were $5.90, $4.15 and $4.92, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following assumptions.

                                                                         Year ended December 31,
                                                              ---------------------------------------------
                                                              1997                 1996                1995
                                                              ----                 ----                ----

               Dividend yield                                  0%                    0%                  0%
               Expected volatility                            70%                   60%                 60%

               Risk-free interest rates                        6%                    6%                  6%
               Expected lives (years)                          3                     4                   3

       The above pro forma disclosures are not necessarily representative of the effect on the historical net income for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to January 1, 1995 and which vest after that date has not been considered.

       The Company also has 80,000 warrants outstanding which were issued to the underwriter in connection with the Company's initial public offering in 1994. The warrants are exercisable at $9.00 per share and expire in 1999. None of the warrants have been exercised as of December 31, 1997.

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



 (8)   Fair Values of Financial Instruments

       The carrying amounts of the Company's financial instruments at December 31, 1997 and 1996 are deemed to approximate their estimated fair values. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of notes payable and long-term debt approximate fair value because of the variable nature of the interest rates of these instruments.

 (9)   Employee Benefit Plan

       The Company has a 401(k) Savings Plan covering substantially all employees, whereby the Company matches 50% of an employee's contributions to a maximum of 2% of the employee's compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 1997, 1996 and 1995, contributions from the Company to the Plan were approximately $138,000, $106,000 and $90,000, respectively.

(10)   Transactions with Related Parties

       Under an existing agreement, the CTI Companies were required to pay $500,000 upon change in control to an entity acting as a sales agent for the CTI Companies in which individuals who are stockholders, officers and directors of the Company have a majority ownership interest.

       In 1997, the Company leased three facilities from directors of the Company. Amounts paid to the directors totaled approximately $283,000.

       An investment banking firm, of which a director of the Company is the Managing Director, received a fee of approximately $900,000 as a representative of the CTI Companies in their acquisition by the Company.

 (11)  Restructuring

       In the third quarter of 1996, management initiated a plan to restructure the Company's manufacturing operations and various administrative functions, including a change in the manufacturing process and a reorganization of the sales department. Restructuring charges of $2,127,000 were charged to operations for the year ended December 31, 1996. The restructuring plan involved the termination of 142 employees consisting of approximately 90 direct manufacturing employees and 52 indirect overhead positions. The total severance related costs approximated $615,000. The Company changed its manufacturing strategy to focus on high-mix production and developed its Asynchronous Process Manufacturing (APM) concept. Software development costs unrelated to the Company's new manufacturing strategy but related to previous manufacturing processes developed by

EFTC CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued



       consultants were written off in the approximate amount of $442,000. Inventory allowances, totaling approximately $344,000, were also recorded to provide for future losses to be incurred related to the separation of certain customers who did not meet the Company's new manufacturing strategy. In addition, due to changes in the manufacturing process which eliminated the use of various equipment, property, plant and equipment was written off in the amount of $726,000. The restructuring charge was allocated to cost of goods sold, selling, general and administrative expenses and impairment of fixed assets in the amounts of approximately $479,000, $922,000 and $726,000, respectively. The restructuring has been completed and no liabilities associated with the restructuring remain at December 31, 1997.

 (12)  Business and Credit Concentrations

       The Company operates in the electronic manufacturing services segment of the electronics industry. The Company's customers are primarily located in the United States and sales and accounts receivable are concentrated with customers principally in the computer peripherals and medical equipment industries. The Company has a policy to regularly monitor the credit worthiness of its customers and provides for uncollectible amounts if credit problems arise. Customers may experience adverse financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages in the past. Should future component shortages occur, the Company may experience reduced net sales and profitability.

       Sales to significant customers as a percentage of total net sales were as follows:

                                                                          Year ended December 31,
                                                              ---------------------------------------------
                                                              1997                 1996                1995
                                                              ----                 ----                ----

               Allied Signal                                  27.1%                  - %                -   %
               Exabyte                                        13.1                  20.8                -
               Ohmeda (BOC Group)                              7.4                  15.7               15.3
               Hewlett Packard Company                         6.6                  26.4               37.8
               Kentrox                                         6.4                   -                  -

       The businesses acquired in the CTI Companies business combination focus on repair and warranty operations which are located at the principal locations of the overnight delivery hubs of two overnight package transportation providers and are integrated with the logistics operations of these transportation providers and participate in joint marketing programs to customers of these transportation providers. If the Company ceased to be allowed to share facilities and marketing arrangements with either or both of these major transportation providers, there can be no assurance that alternate arrangements could be made by the Company to preserve such advantages and the Company could lose significant numbers of repair customers. In addition, work stoppages or other disruptions in the transportation network may occur from time to time which may affect these transportation providers.