Form 10-K/A
period 1997-12-31
EFTC CORP/
filed 1998-05-14
CIK 916797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                     PART I

ITEM 1.           BUSINESS

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

         Repair and Warranty Services. In September 1997, the Company acquired the Circuit Test, Inc., Airhub Service Group, L.C. and CTI International, L.C. (collectively, the "CTI Companies"), three affiliated companies, a hub- based, component-level repair organization focused on the personal computer and communications industries. The CTI Companies pioneered the "end-of-runway" or "airport-hub-based" repair strategy and are the only providers with operations inside and integrated with the operations of the Overnight Delivery Hubs. The Company believes that through the CTI Companies' long tenure in the industry, high-quality technical capabilities, logistically advantageous site locations, and strong relationships with transportation industry leaders, the CTI Companies have developed and optimized "service spares pipeline," allowing lower OEM costs and improving end-user service levels.

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

         The   following   table   represents   the   Company's  net  sales  for
manufacturing services by industry segment:


                                              1997         1996          1995
                                              ----         ----          ----
Aerospace and Avionics                        27.3%         0.0%          0.0%
Medical                                       13.1%        29.3%         31.0%
Communications                                 8.1%         1.5%          9.1%
Industrial Controls and Instrumentation       21.6%        12.6%          9.1%
Computer-Related                              28.8%        54.4%         49.0%
Other                                          1.1%         2.2%          1.8%
                                              00.0%       100.0%        100.0%

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

         The Company historically has relied on a small number of customers to generate a significant percentage of its revenue. During 1997, two of the Company's customers each accounted for more than 10% of the Company's net revenues and the Company's ten largest customers accounted for 76% of the Company's net revenue. In 1996, three of the Company's customers each accounted for more than 10% of the Company's net revenues and the Company's ten largest manufacturing customers represented 89.7% of net revenue. The Company expects that AlliedSignal, which is one of the Company's ten largest customers, will account in 1998 for a significantly larger portion of the Company's net revenue than it has historically. The loss of AlliedSignal as a customer would, and the loss of any other significant customer could, have a material adverse effect on the Company's financial condition and results of operations.

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

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

     On September 30, 1997, the Company acquired the CTI Companies for cash and other consideration that included the issuance of 1,858,975 shares of the Company's Common Stock. The Company determined that the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

         The following table sets forth certain operating data as a percentage of net sales:


                                                   Year ended December 31,
                                                   -----------------------
                                               1997          1996        1995
                                               ----          ----        ----
Net sales...................................   100.0%        100.0%      100.0%
Gross profit................................    14.6           5.1         7.9
Selling, general and administrative
   expenses.................................     8.4           7.4         6.3
Goodwill....................................     0.5             -           -
Impairment of fixed assets..................       -           1.3           -
                                              -------       -------     -------

Operating income (loss).....................     5.7          (3.6)        1.6
Interest expense............................    (2)           (0.9)       (0.8)
Other, net..................................     1.1           0.2         0.2
                                              -------       -------     -------

Income (loss) before income taxes...........     4.8          (4.3)        1.0
Income tax expense (benefit)................     1.9          (1.5)        0.3
                                              -------       --------    -------

Net income (loss)...........................     2.9          (2.8)        0.7
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


                                                                Quarter Ended
                             March 31,   June 30,  September 30,  December 31,  March 31,  June 30,  September 30,  December 31,
                                1996       1996       1996           1996        1997       1997         1997           1997
                           --------------------------------------------------------------------------------------------------
                                                         (In thousands, except per share data)


Net Sales..................  $15,003     $15,941   $13,632        $12,304       $14,037    $22,745   $28,191        $48,271
Cost of goods sold.........   14,403      15,177    13,096         11,304        12,529     19,756    24,454         39,932
                              --------    --------  --------     --------      --------   --------   --------       --------

Gross profit...............      600         764       536          1,000         1,508      2,989     3,737          8,339
Impairment of fixed assets.        -          -        726              -             -          -         -              -
Goodwill Amortization......        -           -         -              -            23         67        67            390
Selling, general and
  administrative expenses..      812         845     1,747            792         1,103      1,884     2,140          4,409
                              ------     -------  ---------       --------      --------   --------   --------       --------

Operating income (loss)....     (212)        (81)   (1,937)            208          382      1,038     1,530          3,540
Interest expense and other, net (102)       (123)     (141)            (77)        (169)      (330)      651         (1,217)
                               ------    -------  ---------       --------     ---------  --------   ---------      --------

Income (loss) before income
  taxes....................     (314)       (204)   (2,078)            131          213        708     2,181          2,323
Income tax expense (benefit)    (126)        (75)     (719)             48           73        265       794            976
                               ------    -------  ---------       --------     ---------  --------   ----------     --------

Net income (loss)..........  $  (188)    $  (129)  $(1,359)       $     83      $   140    $   443   $ 1,387       $  1,347
                            ==========  =========  =========       ========    =========  =========   ========      ========

Income (loss) per share -
  diluted..................$   (0.05)    $   (.03) $ (0.34)       $   0.02      $  0.03  $    0.07   $  0.21       $   0.13
                           ===========  =========  =========      ========      =========  ========= ========      ========

Weighted average shares
  Outstanding - diluted....    3,958       3,955     3,968           3,942        4,858      6,121     6,676         10,638

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

         Cash used in operations for the year ended December 31, 1997, was $29.3 million compared to cash used in operations of $0.4 million for the same period in 1996. The AlliedSignal Asset Purchase in Florida and Arizona and the CTI Merger resulted in a significant use of funds, particularly in the purchase of inventory and equipment in the third quarter of 1997. Accounts receivable increased 531.9% to $24.4 million at December 31, 1997 from $3.9 at December 31, 1996. A comparison of receivable turns (e.g., annualized sales divided by current accounts receivable) for 1997 compared to 1996 is 4.6 and 14.7, respectively. Inventories increased 399.1% to $45.7 million at December 31, 1997 from $9.1 million at December 31, 1996. A comparison of inventory turns (i.e., annualized cost of sales divided by current inventory) for the year ended 1997 and 1996 shows a decrease to 2.2 from 5.9, respectively. The 1997 receivable turns and inventory turns are distorted because the cost of sales for the year includes only ten months from the CE Companies, three months of cost of sales from the CTI Companies, and only four and one-half months from the AlliedSignal Asset Purchase in Arizona and Florida, while the balance sheet includes the receivables and inventories from these operations.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 14th day of May, 1998.


                                         EFTC CORPORATION,
                                         a Colorado corporation



                                         By: /s/ Stuart W. Fuhlendorf
                                                   Stuart W. Fuhlendorf
                                                   Chief Financial Officer