Form 10-Q
period 1998-03-31
EFTC CORP/
filed 1998-05-15
CIK 916797

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1998
             [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF
                                 THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number: 0-23332

                                EFTC CORPORATION
              (Exact name of registrant as specified in its charter


             Colorado                                     84-0854616
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification No.)


                         9351 Grant Street, Sixth Floor
                             Denver, Colorado 80229
                    (Address of principal executive offices)

                                 (303) 451-8200
                           (Issuer's telephone number

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes o common equity, as of the latest practicable date.


     Class of Common Stock                     Outstanding at May 12, 1998
     ---------------------                     ---------------------------
 Common Stock, par value $0.01                      13,659,476 shares

                                EFTC CORPORATION
                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION                                      PAGE NUMBER

         Item 1.      Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets                                3
         March 31, 1998 and December 31, 1997

         Condensed Consolidated Statements of Operations                      4
         Three months March 31, 1998 and March 31, 1997

         Condensed Consolidated Statements of Cash Flows                      5
         Three months March 31, 1998 and March 31, 1997

         Notes to Condensed Consolidated Financial                            6
         Statements - March 31, 1998

         Item 2.     Management's Discussion and Analysis of Results of       8
                        Operations and Financial Condition

PART II.  OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds               11

         Item 6.     Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                                   12

PART I.  FINANCIAL INFORMATION

                                EFTC Corporation
                      Condensed Consolidated Balance Sheets
                                   (unaudited)


ASSETS                                                March 31,           December 31,
                                                         1998                1997(1)
                                                   --------------        -------------
Current assets
     Cash and cash equivalents                       $    592,576         $  1,877,010
     Accounts receivable                               28,866,890           25,412,340
     Inventories                                       59,154,326           46,066,650
     Deferred income taxes                                491,152              494,290
     Prepaid expenses and other current assets          1,403,298              759,668
                                                     ------------         ------------
        Total current assets                           90,508,242           74,609,958
                                                     ------------         ------------
Property, plant and equipment, at cost                 43,051,938           30,314,897
Less accumulated depreciation                          10,205,943            5,957,233
                                                     ------------         ------------
Net property, plant and equipment                      32,845,995           24,357,664
Other assets, net                                       2,260,634            3,484,897
Goodwill                                               46,017,691           46,372,060
                                                     ------------         ------------
                                                     $171,632,562         $148,824,579
                                                     ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts Payable                                $ 33,198,077         $ 23,579,663
     Current portion of long-term debt and notes
        payable                                         8,350,000            3,150,000
     Accrued compensation                               3,279,971            2,365,034
     Income taxes payable                                 666,024              608,585
     Other accrued liabilities                          1,477,291            1,272,544
                                                     ------------         ------------
          Total current liabilities                    46,971,363           30,975,826
                                                     ------------         ------------
Long-term debt, net of current portion                 45,836,227           41,808,703
                                                     ------------         ------------
Deferred income taxes                                     862,157              818,686
                                                     ------------         ------------
Shareholders' equity
     Preferred stock, $.01 par value. Authorized
          5,000,000 shares; none issued or outstanding         --                   --

     Common stock, $.01 par value. Authorized
          45,000,000 shares; issued 13,649,676 and
          13,641,776 shares                               136,497              136,418
     Additional paid-in capital                        69,475,544           68,040,433
     Retained earnings                                  8,350,774            7,044,513
                                                     ------------         ------------
          Total shareholders' equity                   77,962,815           75,221,364
                                                     ------------         ------------
                                                     $171,632,562         $148,824,579
                                                     ============         ============

(1) Restated for pooling of interests--See Note 1.

See notes to condensed consolidated financial statements.




                                EFTC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                             Three months ended March 31,
                                                  1998           1997(1)
                                             ------------    ------------

Net sales                                    $ 54,199,607    $ 16,041,342
Cost of goods sold                             44,296,692      13,941,282
                                             ------------    ------------

Gross profit                                    9,902,915       2,100,060

Selling, general, and administrative
   expense                                      5,320,978       1,213,281

Merger costs                                    1,048,308            --

Goodwill amortization                             390,990          22,808
                                             ------------    ------------

Operating income                                3,142,639         863,971
                                             ------------    ------------

Other income (expense):
   Interest expense                              (908,407)       (212,327)
   Other, net                                      39,229          20,829
                                             ------------    ------------
                                                 (869,178)       (191,498)
                                             ------------    ------------

      Income before income taxes                2,273,461         672,473

Income tax expense                                934,630          73,119
                                             ------------    ------------

      Net income                             $  1,338,831    $    599,354
                                             ============    ============

Pro forma information:
      Historical net income                  $  1,338,831    $    599,354
      Pro forma adjustment to income tax
         expense                                  316,636         179,368
                                             ------------    ------------
      Pro forma net income                   $  1,022,195    $    419,986
                                             ============    ============
      Pro forma income per share:
         Basic                               $       0.07    $       0.06
                                             ============    ============
         Diluted                             $       0.07    $       0.06
                                             ============    ============
      Weighted average shares outstanding:
         Basic                                 13,644,587       6,657,667
                                             ============    ============
         Diluted                               14,399,804       6,657,667
                                             ============    ============

------------

(1) Restated for pooling of interests--See Note 1.


See notes to condensed consolidated financial statements.




                                EFTC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                              Three months ended March 31,
                                                                   1998           1997(1)
                                                              ------------    ------------
Cash flows from operating activities:
     Net income                                               $  1,338,833    $    599,354
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                         1,358,070         375,729
           Deferred income taxes                                    46,079         164,534
           (Gain) loss on sale of fixed assets                      (4,188)         (4,188)
   Changes in operating assets and liabilities
           Accounts receivable                                  (3,454,550)     (1,032,324)
           Inventories                                         (13,087,676)     (1,038,472)
           Prepaid expenses and other current assets              (643,629)        (98,608)
           Accounts payable and accrued expenses                10,733,612         851,010
           Income taxes payable                                     61,924         (19,415)
           Other assets                                          1,224,263          28,795
                                                              ------------    ------------
              Net cash (used by) operating activities           (2,427,262)       (173,585)
                                                              ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                  --           239,706
     Payments for business combinations, net of cash acquired      (36,621)     (7,279,601)
     Purchase of property, plant and equipment                  (9,450,693)       (616,982)
                                                              ------------    ------------
          Net cash (used by) investing activities               (9,487,314)     (7,656,877)
                                                              ------------    ------------

Cash flows from financing activities:
     Stock options and warrants exercised                           45,374          17,982
     Issuance of common stock for cash, net of costs               (40,676)           --
     Proceeds from long-term debt                                7,605,000       6,700,000
     Principal payments on long-term debt                       (1,979,556)        (85,000)
     Borrowings (payments) on notes payable, net                 5,000,000       1,810,377
                                                              ------------    ------------
          Net cash provided by financing activities             10,630,142       8,443,359
                                                              ------------    ------------
               Increase (decrease) in cash and
                  cash equivalents                              (1,284,434)        612,897

Cash and cash equivalents:
     Beginning of period                                         1,877,010         406,903
                                                              ------------    ------------
     End of period                                            $    592,576    $  1,019,800
                                                              ============    ============

--------

(1) Restated for pooling of interests--See Note 1.

See notes to condensed consolidated financial statements.

                                EFTC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. On March 31, 1998, EFTC Corporation acquired, through a merger, RM Electronics Inc., doing business as Personal Electronics, (Personal) in a business combination accounted for as a pooling of interests. EFTC issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal. Accordingly, the Company's consolidated financial statements have been restated for all periods presented to combine the financial position, results of operations, and cash flows of Personal with those of the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report, Form 10-K and Form 10-K/A for the year ended December 31, 1997.

Note 2--Business Combinations

     As discussed on Note 1, on March 31, 1998, the Company merged with Personal in a business combination accounted for as a pooling of interests.

     Revenue, net income (loss) and pro forma net income (loss) of EFTC and Personal and the combined companies for the years ended December 31 are as follows:


Year ended December 31:          EFTC Corporation      Personal        Combined
-----------------------          ----------------      --------        --------
1997:
     Revenue                        $113,243,983   $  8,835,134    $122,079,117
     Net income                        3,316,321        104,608       3,420,929
     Pro forma net income              3,316,321         63,811       3,380,132
1996:
     Revenue                          56,880,067      4,030,249      60,910,316
     Net loss                         (1,592,965)       (24,942)     (1,617,907)
     Pro forma net loss               (1,592,965)       (15,215)     (1,608,180)
1995:
     Revenue                          49,220,070      2,359,676      51,579,746
     Net income (loss)                   354,138         (5,060)        349,078
     Pro forma net income (loss)         354,138         (3,085)        351,053

   The Company incurred merger costs of $1,048,308, which were charged to operations in March 1998. Notes payable to shareholders of Personal in the amount of $1,397,922 were converted to equity upon consummation of the merger.

Notes 3--Inventories

     The components of inventory consist of the following:


                              March 31,          December 31,
                                1998                1997
                             -----------         -----------
Purchased parts
   and completed
   subassemblies             $50,184,714         $38,723,546
Work-in-process                8,164,861           6,950,855
Finished Goods                   804,751             392,249
                             -----------         -----------
                             $59,154,326         $46,066,650
                             ===========         ===========



Note 4--Supplemental Disclosure of Cash Flow Information


                                                        March 31,   March 31,
                                                          1998        1997
                                                       ----------   ----------

Cash paid during the period for:

     Interest                                          $  977,670   $  124,963
                                                       ==========   ==========
     Income taxes                                      $  858,695   $        0
                                                       ==========   ==========


Common stock issued in exchange for stock of Current

Electronics, Inc.                                              --  $5,445,000
                                                       ==========  ==========


Conversion of notes payable to shareholders' equity    $1,397,922         --
                                                       ==========  ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                        THREE MONTHS ENDED MARCH 31, 1998

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

Results of Operations

     Net Sales. The Company's net sales increased by 238.8% to $54.2 million for the first quarter of 1998 compared to $16.0 million in the first quarter of 1997. The increase in net sales is due primarily to the inclusion of the operations from Current Electronics, Inc. and certain of its affiliates (the "CE Companies"), acquired on February 24, 1997 (the "CE Merger"), the inclusion of the operations of the Company's Ft. Lauderdale and Arizona facilities, acquired from AlliedSignal in August 1997 (the "AlliedSignal Acquisition"), the inclusion of Circuit Test, Inc. and certain of its affiliates (the "CTI Companies"), acquired on September 30, 1997 (the "CTI Merger"), the growth in revenues of Personal and increased orders from existing customers.

     Gross Profit. Gross profit increased by 371.4% to $9.9 million for the quarter ended March 31, 1998 compared to $2.1 million for the same period last year. The gross profit margin increased to 18.3% for the quarter ended March 31, 1998 from 13.1% for the quarter ended March 31, 1997. The increase in gross profit margin is related to (i) the operations of the CE Companies, which have historically had a higher gross profit margin, (ii) the adoption of the Company's Asynchronous Process Manufacturing ("APM") methodology in the later part of 1996 in the Rocky Mountain facility which has resulted in greater operating efficiencies, and (iii) the operations of the CTI Companies, which have historically had a higher gross profit percentage. In addition, as revenues have increased, fixed overhead costs such as labor costs and depreciation have been absorbed in costs of goods sold resulting in higher margins.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses increased by 341.7% to $5.3 million for the first quarter ended March 31, 1998, compared with $1.2 million for the same period in 1997. As a percentage of net sales, SGA expense increased to 9.8% for the quarter ended March 31, 1998 from 7.6% from the quarter ended March 31, 1997. The increase in SGA expenses is primarily due to the inclusion of the CE Companies', the CTI Companies' and the Company's Ft. Lauderdale and Arizona facilities' SGA expenses and increased investment in information technology and marketing.

     Operating Income. Operating income increased to $3.1 million for the quarter ended March 31, 1998 from $0.9 million for the quarter ended March 31, 1997. Operating income as a percentage of net sales increased to 5.8% for the quarter ended March 31, 1998 from 5.4% for the quarter ended March 31, 1997. Excluding the one-time merger costs of $1.0 million in the first quarter of 1998, operating income would have been $4.2 million or 7.7% of net sales. The increase in operating income is attributable to the CE Merger, the CTI Merger, the increase in operating income of Personal, increased efficiencies associated with APM, and the acquisition and operation of the Ft. Lauderdale facility.

     Interest Expense. Interest expense was $0.9 million for the quarter ended March 31, 1998 compared to $0.2 million for the same period in 1997. The increase in interest is primarily the result of the incurrence of debt associated with the CE Merger, the AlliedSignal Asset Purchase in Arizona and Florida, the CTI Merger, and increased operating debt used to finance the growth of inventories and receivables.

     Income Tax Expense. The effective income tax rate for the quarter ended March 31, 1998 was 55.0% including pro forma income taxes compared to 37.5% for the same period in 1997 due to the impact of nondeductible goodwill and the nondeductible portion of the one-time merger costs of approximately $875,000 in the first quarter of 1998, which significantly increases the effective tax rate.

Liquidity and Capital Resources

     At March 31, 1998, working capital totaled $43.5 million compared to $43.6 million at December 31, 1997.

     Cash used in  operations  for the quarter  ended March 31,  1998,  was $2.4 million compared to $0.2 million for the same period in 1997. Accounts receivable increased 13.8% to $28.9 million at March 31, 1998 from $25.4 million at December 31, 1997. A comparison of receivable turns (e.g., annualized sales divided by current accounts receivable) for the quarter ended March 31, 1998 compared to December 31, 1997 is 7.5 and 4.8, respectively. Inventories increased 28.4% to $59.2 million at March 31, 1998 from $46.1 million at December 31, 1997. A comparison of inventory turns (i.e., annualized cost of sales divided by current inventory) for the quarter ended March 31, 1998 compared to December 31, 1997 shows an increase to 3.0 from 2.2, respectively.

     The Company used cash to purchase capital equipment totaling $9.5 million for the quarter ended March 31, 1998 compared to $0.6 million for the quarter ended March 31, 1997. The increase is primarily attributable to construction payments for buildings and improvements in the Northwest, Southwest, and Rocky Mountain locations.

    In connection with the CTI Merger and the AlliedSignal Asset Purchase, the Company entered into a Credit Agreement, dated as of September 30, 1997, as amended (the "Bank One Loan"), provided by Bank One, Colorado, N.A. The Bank One Loan initially provided for a $25 million revolving line of credit, maturing on September 30, 2000 and a $20 million term Loan maturing on September 30, 2002. The Bank One Loan currently bears interest at a rate based on either the London Inter-Bank Offering Rate ("LIBOR") or Bank One prime rate plus applicable margins ranging from 2.50% to 0.00% for both the term and revolving facilities. Borrowings on the revolving facility are subject to limitation based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. The agreement for the Bank One Loan contains covenants restricting liens, capital expenditures, investments, borrowings, payment of dividends, mergers, and acquisitions and sale of assets. In addition, the loan agreement, as amended, contains financial covenants restricting maximum annual capital expenditures, recapturing excess cash flow and requiring maintenance of the following ratios: (i) maximum total debt to EBITDA (as defined in the agreement for the Bank One Loan); (ii) minimum fixed charge coverage; (iii) minimum EBITDA to interest; and (iv) minimum tangible net worth requirement with periodic step-up.

     In addition to the Bank One Loan, the Company issued a director of the Company $15 million in aggregate principal amount of Subordinated Notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the acquisition of certain assets from AlliedSignal. The Company issued a warrant (the "Warrant") to purchase 500,000 shares of common stock at a price of $8.00 per share in connection with the Subordinated Notes. The Warrant was exercised in October 1997, resulting in net proceeds to the Company of $4 million. In December 1997, the Company repaid approximately $ 10 million of the Subordinated Notes from the proceeds of additional borrowings under the Bank One Loan.

     In November 1997, the Company completed a public offering of approximately 3,500,000 shares of common stock. The Company used the proceeds of such offering to make a $6.0 million payment to the previous owners of the CTI Companies and to repay approximately $32 million of the Bank One Loan. In November 1997, the Company reborrowed approximately $20 million of the Bank One Loan that had been repaid in order to fund increases in inventory and accounts receivable related to increased business associated with the CE Merger, the CTI Merger, the AlliedSignal Asset Purchase, and to repay $10 million in aggregate principal amount of the Subordinated Notes. In March 1998, the Company issued Bank One a 15-day note in the principal amount of $5 million (the "Bank One Note") the proceeds of which were used to make payments to AlliedSignal in connection with the AlliedSignal Asset Purchase and for normal operating expenses. The Bank One Loan was then amended in April 1998 to increase the revolving line of credit to $40 million from $25 million. The Bank One Note was repaid in April 1998, after the amendment to the Bank One Loan was completed. As of March 31, 1998, the total outstanding principal amount under the Bank One Loan was $44.3 million, comprised of a term loan of $19.3 million and an outstanding balance on the revolving loan of $25 million. $15 million remained available for borrowing under the Bank One Loan.

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

Quarterly Results

     Although management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of the customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter of the year.

PART II.  OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds

     On March 31, 1998, through the merger of RM Electronics Acquisition Corporation, a New Hampshire corporation and wholly owned subsidiary of the
Company  ("RM  Acquisition"),   and  RM  Electronics,   Inc.,  a  New  Hampshire
corporation doing business as Personal Electronics, Inc. ("Personal Electronics"), the Company acquired Personal Electronics, which was an independent provider of quick-turn, small scale, high mix electronic manufacturing services to original equipment manufacturers in the greater Boston area and New Hampshire. The consideration for the acquisition of Personal Electronics consisted of 1,800,000 shares of the Company's Common Stock, which were issued to the former shareholders of Personal Electronics. The Company determined that the issuance of such shares was exempt from registration under
Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.


ITEM 6(a)     Exhibits

EXHIBIT
NUMBER
27.1              Financial Data Schedule
27.2              Restated Financial Data Schedules
27.3              Restated Financial Data Schedules
27.4              Restated Financial Data Schedules

ITEM 6(b)    Reports on Form 8-K

     The Company did not file any report on Form 8-K during the three months ended March 31, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EFTC Corporation
                                   (Registrant)

Date:  May 15, 1998


                                  /s/ Jack Calderon
                                  ----------------------------------------------
                                  Jack Calderon
                                  President and Chief Executive Officer
Date:  May 15, 1998


                                  /s/ Stuart W. Fuhlendorf
                                  ----------------------------------------------
                                  Stuart W. Fuhlendorf
                                  Treasurer and Chief Financial Officer
Date:  May 15, 1998


                                  /s/ Brent L. Hofmeister
                                  -------------------------
                                  Brent L. Hofmeister, CPA
                                  Controller