Form 10-Q
period 1998-06-30
EFTC CORP/
filed 1998-08-14
CIK 916797

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1998
                     [ ] TRANSITION REPORT PURSUANT SECTION
                         13 OR 15 (d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                      transition period from __________ to
                                   __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class of Common Stock              Outstanding at August 12, 1998
      ---------------------              ------------------------------
  Common Stock, par value $0.01                 15,529,239 shares

                                EFTC CORPORATION
                                    FORM 10-Q

                                      INDEX



PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER

         Item 1.      Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997                                   3

         Condensed Consolidated Statements of Operations
         Three months and Six Months Ended
         June 30, 1998 and June 30, 1997                                       4

         Condensed Consolidated Statements of Cash Flows
         Six months Ended June 30, 1998 and June 30, 1997                      5

         Notes to Condensed Consolidated Financial
         Statements - June 30, 1998                                            6

         Item 2.     Management's Discussion and Analysis of Results of
                        Operations and Financial Condition                     7

PART II.  OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders       11

         Item 6.     Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                    13

PART I.  FINANCIAL INFORMATION

                                                 EFTC Corporation
                                       Condensed Consolidated Balance Sheets
                                                    (unaudited)

ASSETS                                                          June 30, 1998             December 31, 1997(1)
                                                                ------------------        --------------------

Current assets
     Cash and cash equivalents                                            $806,024                  $1,877,010
     Accounts receivable                                                37,836,160                  25,412,340
     Inventories                                                        59,813,035                  46,066,650
       Income taxes receivable                                             296,963                           -
     Deferred income taxes                                               1,334,076                     494,290
     Prepaid expenses and other current assets                             987,083                     759,668
                                                                           -------                     -------
         Total current assets                                          101,073,341                  74,609,958
                                                                       -----------                  ----------
Property, plant and equipment, at cost                                  43,113,758                  30,314,897
Less accumulated depreciation                                            7,804,047                   5,957,233
                                                                         ---------                   ---------
Net property, plant and equipment                                       35,309,711                  24,357,664
                                                                        ----------                  ----------
Other assets, net                                                        2,460,621                   3,484,897
Goodwill                                                                45,629,882                  46,372,060
                                                                        ----------                  ----------
                                                                      $184,473,555                $148,824,579
                                                                      ============                ============

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities
     Accounts Payable                                                  $28,152,716                 $23,579,663
     Current portion of long-term debt                                   3,550,000                   3,150,000
     Accrued compensation                                                2,747,296                   2,365,034

     Income taxes payable                                                        -                     608,585
     Other accrued liabilities                                             948,020                   1,272,544
                                                                      ------------                   ---------
         Total current liabilities                                      35,398,032                  30,975,826
                                                                        ----------                  ----------
Long-term debt, net of current portion                                  44,126,227                  41,808,703
                                                                        ----------                  ----------
Deferred income taxes                                                    2,156,713                     818,686
                                                                         ---------                     -------
Shareholders' equity
     Preferred stock, $.01 par value. Authorized
         5,000,000 shares; none issued or outstanding                            -                           -
     Common stock, $.01 par value. Authorized
         45,000,000 shares; issued 15,510,114 and
         13,641,776 shares                                                 155,101                     136,418
     Additional paid-in capital                                         92,062,441                  68,040,433
     Retained earnings                                                  10,575,041                   7,044,513
                                                                        ----------                   ---------
         Total shareholders' equity                                    102,792,583                  75,221,364
                                                                       -----------                  ----------
                                                                      $184,473,555                $148,824,579
                                                                      ============                ============

(1) Restated for pooling of interests--See Note 1.

                             See  notes  to  condensed   consolidated  financial
statements.


                                EFTC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Three months ended June 30,             Six months ended June 30,
                                                                1998            1997(1)               1998            1997(1)
Net sales                                                $61,327,547        $24,617,515       $115,527,154        $40,658,857
Cost of goods sold                                        50,930,888         20,824,970         95,227,580         34,766,252
                                                          ----------         ----------         ----------         ----------

Gross profit                                              10,396,659          3,792,545         20,299,574          5,892,605

Selling, general, and administrative
         expense                                           5,360,406          1,995,424         10,681,384          3,208,705
Merger costs                                                       -                  -          1,048,308                  -
Goodwill amortization                                        390,990             66,793            781,980             89,601
                                                             -------             ------            -------             ------

Operating income                                           4,645,263          1,730,328          7,787,902          2,594,299
                                                           ---------          ---------          ---------          ---------

Other income (expense):
         Interest expense                                 (1,047,263)          (376,644)        (1,955,670)          (588,971)
         Other, net                                          109,114             27,848            148,343             48,677
                                                             -------             ------            -------             ------
                                                            (938,149)          (348,796)        (1,807,327)          (540,294)
                                                           ---------          ---------        -----------          ---------

         Income before income taxes                        3,707,114          1,381,532          5,980,575          2,054,005

Income tax expense                                         1,482,846            265,448          2,417,476            338,567
                                                           ---------            -------          ---------            -------

         Net income                                       $2,224,268         $1,116,084         $3,563,099         $1,715,438
                                                          ==========         ==========         ==========         ==========

Pro forma information:
         Historical net income                            $2,224,268         $1,116,084         $3,563,099         $1,715,438
         Pro forma adjustment to income
                  tax expense                                      -            255,884            316,636            435,252
                                                          ----------            -------            -------            -------
         Pro forma net income                             $2,224,268           $860,200          3,246,463         $1,280,186
                                                          ==========           ========          =========         ==========
         Pro forma income per share:
                  Basic                                        $0.16              $0.11              $0.23              $0.16
                                                               =====              =====              =====              =====
                  Diluted                                      $0.15              $0.11              $0.22              $0.16
                                                               =====              =====              =====              =====
         Weighted average shares
                  outstanding:
              Basic                                       14,189,872          7,920,897         13,918,736          7,920,897
                                                          ==========          =========         ==========          =========
              Diluted                                     14,825,488          7,920,897         14,585,823          7,920,897
                                                          ==========          =========         ==========          =========

-----------------
(1) Restated for pooling of interests--See Note 1.

            See notes to condensed consolidated financial statements.



                                                 EFTC CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

                                                                                  Six months ended June 30,
                                                                                 1998                     1997(1)

Cash flows from operating activities:
     Net income                                                                   $3,563,099              $1,715,438
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                                         2,870,177                 895,913
             Deferred income taxes                                                   497,711                  67,061
             (Gain) loss on sale of fixed assets                                     (11,484)                  2,566
     Changes in operating assets and liabilities:
             Accounts receivable                                                 (12,423,820)             (1,556,187)
             Inventories                                                         (13,746,385)             (4,252,730)
             Prepaid expenses and other current assets                              (227,415)               (509,822)
             Accounts payable and other liabilities                                4,630,791               3,362,706
             Income taxes payable or receivable                                     (300,945)                146,637
             Other assets                                                          1,024,276                 (10,726)
                                                                                   ---------                --------
                  Net cash (used by) operating activities                        (14,123,995)               (139,144)
                                                                                 ------------               ---------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                       -                 239,806
     Payments for business combinations, net of cash acquired                        (36,621)             (7,398,728)
     Purchase of property, plant and equipment                                   (13,031,410)             (1,326,175)
                                                                                 ------------             -----------
                  Net cash (used by) investing activities                        (13,068,031)             (8,485,097)
                                                                                 ------------             -----------

Cash flows from financing activities:
     Stock options and warrants exercised                                          1,076,897                  49,117
     Issuance of common stock for cash, net of costs                              20,928,699                       -
     Proceeds from long-term debt                                                  7,605,000               6,700,000
     Principal payments on long-term debt                                         (3,489,556)               (252,988)
     Borrowings (payments) on notes payable, net                                           -               3,902,202
                                                                                 -----------               ---------
                  Net cash provided by financing activities                       26,121,040              10,398,331
                                                                                  ----------              ----------
                  Increase (decrease) in cash and
                           cash equivalents                                       (1,070,986)              1,774,090

Cash and cash equivalents:
     Beginning of period                                                           1,877,010                 406,903
                                                                                   ---------                 -------
     End of period                                                                  $806,024              $2,180,993

                                                                                    ========              ==========

-----------------
(1) Restated for pooling of interests--See Note 1.

                             See  notes  to  condensed   consolidated  financial
statements.

                                EFTC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. On March 31, 1998, EFTC Corporation acquired, through a merger, RM Electronics Inc., doing business as Personal Electronics (Personal), in a business combination accounted for as a pooling of interests. EFTC issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal and for notes payable to shareholders of Personal. Accordingly, the Company's consolidated financial statements have been restated for required periods presented to combine the financial position, results of operations, and cash flows of Personal with those of the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report, Form 10-K and Form 10-K/A for the year ended December 31, 1997.

    PRO FORMA NET INCOME. Pro forma net income has been presented because Personal Electronics has merged with EFTC in a business combination accounted for as a pooling of interests and was an S corporation which was not subject to income taxes. Accordingly, no provision for income taxes has been included in the consolidated financial statements for the operations of this company prior to its merger with EFTC. The pro forma adjustment to income taxes has been computed as if the merged company had been a taxable entity subject to income taxes for all periods prior to its merger with EFTC at the marginal rates applicable in such periods.

    EARNINGS  PER  SHARE.  The  Company  has  adopted   Statement  of  Financial
Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the restatement of all prior-period earnings per share ("EPS") data. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as a pooling of interests as if they had been outstanding for all periods prior to the merger.


Notes 2--Inventories

         The components of inventory consist of the following:

                                 June 30, 1998           December 31, 1997
                                 -------------   -       -----------------
Purchased parts
 and completed subassemblies       $48,720,261                 $38,723,546
Work-in-process                      9,984,623                   6,950,855
Finished Goods                       1,108,151                     392,249
                                     ---------                     -------
                                   $59,813,035                 $46,066,650
                                   ===========                 ===========


Note 3--Supplemental Disclosure of Cash Flow Information

                                                                                         Six Months Ended
                                                                               June 30, 1998          June 30, 1997
                                                                                -------------         -------------

Cash paid during the period for:
     Interest                                                                      $1,033,246              $124,963
                                                                                   ==========              ========

     Income taxes                                                                  $1,285,000                    $0
                                                                                   ==========                    ==

Common stock issued in exchange for stock
     of Current Electronics, Inc.                                                  $        -            $5,445,000
                                                                                   ==========            ==========

Conversion of notes payable to shareholders'  equity                               $1,397,922            $        -
                                                                                   ==========            ==========

Tax benefit from exercise of non-qualified stock options                             $604,603            $        -
                                                                                     ========             ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

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

Results of Operations

         Net Sales. The Company's net sales increased by 149.2% to $61.3 million for the second quarter of 1998 compared to $24.6 million in the second quarter of 1997. The increase in net sales is due primarily to the inclusion of the operations from Current Electronics, Inc. and certain of its affiliates (the "CE Companies"), acquired on February 24, 1997 (the "CE Merger"), the inclusion of the operations of the Company's Ft. Lauderdale and Arizona facilities, acquired from AlliedSignal in August 1997 (the "AlliedSignal Acquisition"), the inclusion of Circuit Test, Inc. and certain of its affiliates (the "CTi Companies"), acquired on September 30, 1997 (the "CTi Merger") and the growth in revenues of Personal Electronics.

         The Company's net sales increased by 183.8% to $115.5 million during the six months of fiscal 1998, from $40.7 million during the same period of fiscal 1997. The increase in net sales is due primarily to the mergers and acquisitions mentioned above, the growth in revenues of Personal Electronics, and increased orders from existing customers.

         Gross Profit. Gross profit increased by 173.7% to $10.4 million for the quarter ended June 30, 1998 compared to $3.8 million for the same period last year. The gross profit margin increased to 17.0% for the quarter ended June 30, 1998 from 15.4% for the quarter ended June 30, 1997. The increase in gross profit margin is related to (i) the operations of the CE Companies, which have historically had a higher gross profit margin, (ii) the adoption of the Company's Asynchronous Process Manufacturing ("APM") methodology in the later part of 1996 in the Rocky Mountain facility which has resulted in greater operating efficiencies, and (iii) the operations of the CTi Companies, which have historically had a higher gross profit percentage. In addition, as revenues have increased, fixed overhead costs such as certain labor costs and depreciation have not increased at the same rate as revenues, resulting in higher margins.

         In the first six months of 1998, gross profit increased by 244.1% to $20.3 million compared to $5.9 million for the first six months of fiscal 1997. The gross profit margin for the first six months of fiscal 1998 was 17.6% compared to 14.5% for the first six months of 1997. The reasons for these increases are explained above.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expense increased by 170.0% to $5.4 million for the second quarter ended June 30, 1998, compared with $2.0 million for the same period in 1997. As a percentage of net sales, SGA expense increased to 8.7% for the quarter ended June 30, 1998 from 8.1% from the quarter ended June 30, 1997. The increase in SGA expense is primarily due to the inclusion of the CE Companies', the CTi Companies' and the Company's Ft. Lauderdale and Arizona facilities' SGA expense and increased investment in information technology and marketing.

         Selling, general, and administrative expenses increased by 234.4% to $10.7 million for the first six months of fiscal 1998 compared to $3.2 million for the first six months of fiscal 1997. As a percentage of net sales, SGA increased to 9.2% in the first six months of 1998 from 7.9% in the same period of fiscal 1997. The reasons for these increases are explained above.

         Operating Income. Operating income increased to $4.6 million for the quarter ended June 30, 1998 from $1.7 million for the quarter ended June 30, 1997. Operating income as a percentage of net sales increased to 7.5% for the quarter ended June 30, 1998 from 7.0% for the quarter ended June 30, 1997. The increase in operating income is attributable to the CE Merger, the CTi Merger, the increase in operating income of Personal Electronics, increased efficiencies associated with APM, and the acquisition and operation of the Ft. Lauderdale facility.

         Operating income for the first six months of fiscal 1998 increased 200.0% to $7.8 million from $2.6 million for the first six months of 1997. Operating income as a percentage of net sales increased to 6.7% in the first six months of fiscal 1998 from 6.4% in the same period last year. The increase in operating income is due to the factors explained above, which were partially offset by merger costs incurred in the six months ended June 30, 1998.

         Interest Expense. Interest expense was $1.0 million for the quarter ended June 30, 1998 compared to $0.4 million for the same period in 1997. The increase in interest is primarily the result of the incurrence of debt associated with the CE Merger, the AlliedSignal Asset Purchase in Arizona and Florida, the CTi Merger, and increased operating debt used to finance the growth of inventories and receivables.

         Interest expense for the first six months of 1998 was $2.0 million compared to $0.6 million for the same period in fiscal 1997. The increase in interest expense is primarily the result of the incurrence of debt as explained above.

         Income Tax Expense. The effective income tax rate for the quarter ended June 30, 1998 was 40.0% including pro forma income taxes compared to 37.7% for the same period in 1997. The increase is due to the impact of nondeductible goodwill.

         The effective income tax rate for the six months ended June 30, 1998 was 45.7% including pro forma income taxes compared to 37.7% for the same period in 1997. The increase is due to the impact of nondeductible goodwill and the nondeductible portion of the merger costs in the first six months of 1998, which increased the effective tax rate.

Liquidity and Capital Resources

         At June 30, 1998, working capital totaled $65.7 million compared to $43.6 million at December 31, 1997.

         Cash used in operations for the six months ended June 30, 1998, was $14.1 million compared to $0.1 million for the same period in 1997. Accounts receivable increased 48.8% to $37.8 million at June 30, 1998 from $25.4 million at December 31, 1997. A comparison of receivable turns (e.g., annualized sales divided by current accounts receivable) for the six months ended June 30, 1998 compared to December 31, 1997 is 6.1 and 4.5, respectively. Inventories increased 29.7% to $59.8 million at June 30, 1998 from $46.1 million at December 31, 1997. A comparison of inventory turns (i.e., annualized cost of sales divided by current inventory) for the six months ended June 30, 1998 compared to December 31, 1997 shows an increase to 3.2 from 2.1, respectively.

         The Company used cash to purchase capital equipment totaling $13.0 million for the six months ended June 30, 1998 compared to $1.3 million for the six months ended June 30, 1997. The increase is primarily attributable to construction payments for buildings and improvements in the Northwest, Southwest, and Rocky Mountain locations.

         In connection with the CTi Merger and the AlliedSignal Asset Purchase, the Company entered into a Credit Agreement, dated as of September 30, 1997, as amended (the "Bank One Loan"), provided by Bank One, Colorado, N.A. The Bank One Loan initially provided for a $25 million revolving line of credit, maturing on September 30, 2000 and a $20 million term Loan maturing on September 30, 2002. The Bank One Loan currently bears interest at a rate based on either the London Inter-Bank Offering Rate ("LIBOR") or Bank One prime rate plus applicable margins ranging from 2.50% to 0.00% for both the term and revolving facilities. Borrowings on the revolving facility are subject to limitation based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. The agreement for the Bank One Loan contains covenants, restricting liens, capital expenditures, investments, borrowings, payment of dividends, mergers and acquisitions and sale of assets. In addition, the loan agreement, as amended, contains financial covenants restricting maximum annual capital expenditures, recapturing excess cash flow and requiring maintenance of the following ratios (as defined in the agreement for the Bank One Loan): (i) maximum total debt to EBITDA; (ii) minimum fixed charge coverage; (iii) minimum EBITDA to interest; and (iv) minimum tangible net worth requirement with periodic step-up.

         In August 1997, the Company issued a director of the Company $15 million in aggregate principal amount of Subordinated Notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the acquisition of certain assets from AlliedSignal. The Company issued a warrant (the "Warrant") to purchase 500,000 shares of common stock at a price of $8.00 per share in connection with the Subordinated Notes. The Warrant was exercised in October 1997, resulting in net proceeds to the Company of $4 million. In December 1997, the Company repaid approximately $ 10 million of the Subordinated Notes from the proceeds of additional borrowings under the Bank One Loan.

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

         In June 1998, the Company completed a public offering of approximately 3,000,000 shares of common stock. Of the 3,000,000 shares, 1,600,000 were offered by the Company and 1,400,000 were offered by selling shareholders. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used the proceeds of such offering of $21.2 million to pay down the revolving loan under the Bank One Loan. As of June 30, 1998, the total outstanding principal amount under the Bank One Loan was $42.8 million, comprised of a term loan of $18.7 million and an outstanding balance on the revolving loan of $24.2 million. $15.8 million remained available for borrowing under the Bank One Loan.

         The Company may require additional capital to finance enhancements to, or expansions of, its manufacturing capacity through internal growth or acquisitions in accordance with its business strategy. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. The Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowing or leasing arrangements; however, no assurance can be given that financing will be available on terms acceptable to the Company.

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

PART II.  OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant held its annual meeting of shareholders on June 4, 1998, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

Proposal #1: ELECTION OF DIRECTORS              For                Withhold


 Allen S. Braswell, Jr.      Class I           10,382,395           278,501
 James A. Doran              Class I           10,382,195           278,701
 Richard L. Monfort          Class I           10,382,395           278,501
 Charles E. Hewitson         Class II          10,382,395           278,501
 Robert K. McNamara          Class II          10,382,195           278,701
 Robert Monaco               Class III         10,382,395           278,501

Proposal #2:            Proposal to ratify the selection of KPMG Peat Marwick
                        LLP as the independent auditors to audit the financial statements of the company for the fiscal year ending
                        December 31, 1998.

        For                     Against                 Abstain
 10,654,366                       2,330                   4,200

Proposa #3:             Proposal to amend the equity incentive plan. Approval
                        of an amendment to the company's equity incentive plan to increase the number of shares of the Company's common stock reserved for issuance thereunder from 1,995,000 to 4,495,000.

  For                   Against             Abstain             Not Voted
  7,492,378             1,456,733           566,952             1,144,833

ITEM 6(a)     Exhibits

EXHIBIT
NUMBER
27.1              Financial Data Schedule


ITEM 6(b)    Reports on Form 8-K

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on April 14, 1998, on which the following items were reported.

         Item 2. Acquisition or Disposition of Assets - The Company completed a merger with RM Electronics, Inc., a New Hampshire Corporation doing business as Personal Electronics, Inc., pursuant to an agreement and Plan of Reorganization, dated as of March 31, 1998.

ITEM 6(b)    Reports on Form 8-K

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on May 14, 1998, on which the following item was reported.

         Item 5 - Other Events.

     To provide a period that the Company could use to demonstrate that the risk sharing requirements of pooling-of-interests accounting treatment (as required by the Securities and Exchange Commissions' ASR. No. 135 and SAB. No. 65) have occurred, the condensed combined unaudited results of operations for the one-month period ended April 30, 1998, which covered at least 30 days of post-merger operations, were published.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


EFTC Corporation
(Registrant)

Date:  August 14, 1998


 /s/ Jack Calderon
------------------------------------------------------
Jack Calderon
Chairman and Chief Executive Officer
Date: August 14, 1998


/s/ Stuart W. Fuhlendorf
------------------------------------------------------
Stuart W. Fuhlendorf
Chief Financial Officer
Date: August 14, 1998


/s/  Brent L. Hofmeister
------------------------------------------------------
Brent L. Hofmeister, CPA
Controller