Form 10-Q
period 1998-09-30
EFTC CORP/
filed 1998-11-17
CIK 916797

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
         SEPTEMBER 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Class of Common Stock                       Outstanding at November 12, 1998
    ---------------------                       --------------------------------
Common Stock, par value $0.01                           15,540,989 shares

                                EFTC CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION                                                 3

    Item 1.  Financial Statements (unaudited)                                  3

             Condensed Consolidated Balance Sheets
             September 30, 1998 and December 31, 1997                          3

             Condensed Consolidated Statements of Operations
             Three months and Nine Months Ended
             September 30, 1998 and September 30, 1997                         4

             Condensed Consolidated Statements of Cash Flows
             Nine months Ended September 30, 1998 and September 30, 1997       5

             Notes to Condensed Consolidated Financial
             Statements - September 30, 1998                                   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk       12

PART II.  OTHER INFORMATION                                                   13

    Item 1.  Legal Proceedings                                                13

    Item 2.  Changes in Securities                                            13

    Item 3.  Defaults upon Senior Securities                                  13

    Item 4.  Submission of Matters to a Vote of Security Holders              13

    Item 5.  Other Information                                                13

    Item 6.  Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                    14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                EFTC Corporation
                      Condensed Consolidated Balance Sheets
                                   (unaudited)

ASSETS                                                     September 30, 1998             December 31, 1997(1)
                                                          ------------------------        --------------------
Current assets
     Cash and cash equivalents                                            $675,312                  $1,877,010
     Accounts receivable                                                42,678,234                  25,412,340
     Inventories                                                        65,641,398                  46,066,650
     Deferred income taxes                                               2,091,345                     494,290
     Prepaid expenses and other current assets                             764,965                     759,668
                                                                           -------                     -------
         Total current assets                                          111,851,254                  74,609,958
                                                                       -----------                  ----------
Property, plant and equipment, at cost                                  48,620,097                  30,314,897
Less accumulated depreciation                                            8,868,140                   5,957,233
                                                                         ---------                   ---------
Net property, plant and equipment                                       39,751,957                  24,357,664
                                                                        ----------                  ----------
Other assets, net                                                        5,231,410                   3,484,897
Goodwill                                                                45,238,891                  46,372,060
                                                                        ----------                  ----------
                                                                      $202,073,512                $148,824,579
                                                                      ============                ============

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities
     Accounts Payable                                                  $28,211,538                 $23,579,663
     Current portion of long-term debt                                   3,745,000                   3,150,000
     Accrued compensation                                                3,459,528                   2,365,034
     Other accrued liabilities                                           1,468,803                   1,272,544
     Income taxes payable                                                  197,272                     608,585
     Deposit on inventory finance arrangement                            8,100,000                           -
                                                         -               ---------
                                                                                                  -------------
         Total current liabilities                                      45,182,141                  30,975,826
                                                                        ----------                  ----------
Long-term debt, net of current portion                                  51,629,390                  41,808,703
                                                         -              ----------                  ----------
Deferred income taxes                                                    2,477,416                     818,686
                                                                         ---------                     -------
Shareholders' equity
     Preferred stock, $.01 par value. Authorized
         5,000,000 shares; none issued or outstanding                            -                           -
     Common stock, $.01 par value. Authorized
         45,000,000 shares; issued and outstanding
         15,540,989 and 13,641,776 shares                                  155,410                     136,418
     Additional paid-in capital                                         91,938,075                  68,040,433
     Retained earnings                                                  10,691,080                   7,044,513
                                                                        ----------                   ---------
         Total shareholders' equity                                    102,784,565                  75,221,364
                                                                       -----------                  ----------
                                                                      $202,073,512                $148,824,579
                                                                      ============                ============

(1) Restated for pooling of interests--See Note 1.

                       See notes to condensed consolidated
                             financial statements.

                                EFTC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                                1998            1997(1)              1998            1997(1)

Net sales                                                  $52,805,123        $30,482,541       $168,332,277        $71,141,398
Cost of goods sold                                          46,201,648         25,749,618        141,429,228         60,515,870
                                                            ----------         ----------        -----------         ----------

Gross profit                                                 6,603,475          4,732,923         26,903,049         10,625,528

Selling, general, and administrative
         expense                                             4,949,996          2,288,326         15,631,380          5,497,031
Merger costs                                                         -                  -          1,048,308                  -
Goodwill amortization                                          390,990             67,115          1,172,970            156,716
                                                               -------             ------          ---------            -------

Operating income                                             1,262,489          2,377,482          9,050,391          4,971,781
                                                             ---------          ---------          ---------          ---------

Other income (expense):
         Interest expense                                  (1,091,703)          (540,844)        (3,047,373)        (1,129,815)
         Other, net                                             13,214          1,182,665            161,557          1,231,342
                                                                ------          ---------            -------          ---------
                                                           (1,078,489)            641,821        (2,885,816)            101,527
                                                           -----------            -------        -----------            -------

         Income before income taxes                            184,000          3,019,303          6,164,575          5,073,308

Income tax expense                                              67,961            795,622          2,485,437          1,134,189
                                                                ------            -------          ---------          ---------

         Net income                                           $116,039         $2,223,681         $3,679,138         $3,939,119
                                                              ========         ==========         ==========         ==========

Pro forma information:
         Historical net income                                $116,039         $2,223,681         $3,679,138         $3,939,119
         Pro forma adjustment to income
                  tax expense                                        -            317,981            316,636            753,233
                                                                                  -------            -------            -------
                                                            -----------
         Pro forma net income                                 $116,039         $1,905,700          3,362,502         $3,185,886
                                                              ========         ==========          =========         ==========
         Pro forma income per share:
                  Basic                                          $0.01              $0.23              $0.23              $0.42
                                                                 =====              =====              =====              =====
                  Diluted                                        $0.01              $0.22              $0.23              $0.39
                                                                 =====              =====              =====              =====
         Weighted average shares
                  outstanding:
              Basic                                         15,532,659          8,298,450         14,455,559          7,654,460
                                                            ==========          =========         ==========          =========
              Diluted                                       15,739,716          8,475,646         14,891,723          8,068,528
                                                            ==========          =========         ==========          =========

-----------------
(1) Restated for pooling of interests--See Note 1.

                       See notes to condensed consolidated
                             financial statements.

                                EFTC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                     Nine months ended September 30,
                                                                                     1998                    1997(1)
Cash flows from operating activities:

     Net income                                                                   $3,679,138              $3,939,119
     Adjustments to reconcile net income to net
         cash used in operating activities:
             Depreciation and amortization                                         4,455,877               1,493,738
             Deferred income taxes                                                    61,145                 554,958

             Gain on sale of fixed assets                                            (11,484)             (1,149,638)
     Changes in operating assets and liabilities, net
         of effects of purchase business
         combinations and asset acquisitions:
             Accounts receivable                                                 (17,265,894)            (10,607,300)
             Inventories                                                         (14,882,189)            (15,535,734)
             Prepaid expenses and other current assets                                (5,297)               (339,174)
             Accounts payable and other liabilities                                3,490,338              13,689,441
             Income taxes payable or receivable                                      236,180               1,108,341
             Other assets                                                          1,084,358              (3,871,536)
                                                                                 -----------              -----------
                  Net cash used by operating activities                          (19,157,828)            (10,717,785)
                                                                                 -----------            ------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                       -               2,419,820
     Payments for business combinations
         and asset acquisitions                                                   (7,757,526)            (24,595,172)
     Purchase of property, plant and equipment                                   (16,038,601)             (6,670,393)
                                                                                  -----------            -----------

                  Net cash used by investing activities                          (23,796,127)            (28,845,745)
                                                                                 ------------            ------------

Cash flows from financing activities:
     Stock options and warrants exercised                                          1,242,866                 112,960
     Deposit on inventory finance arrangement                                      8,100,000                       -
     Issuance of common stock for cash, net of costs                              20,595,783                       -
     Proceeds from long-term debt                                                 16,178,164              41,700,000
     Principal payments on long-term debt                                         (4,364,556)            (18,776,292)
     Borrowings on notes payable, net                                                      -              19,876,415
                                                                                  ----------              ----------
                  Net cash provided by financing activities                       41,752,257              42,913,083
                                                                                  ----------              ----------
                  Increase (decrease) in cash and
                           cash equivalents                                       (1,201,698)              3,349,553

Cash and cash equivalents:
     Beginning of period                                                           1,877,010                 406,903
                                                                                   ---------                 -------
     End of period                                                                  $675,312              $3,756,456
                                                                                   ==========              ==========

-----------------
(1) Restated for pooling of interests--See Note 1.

                       See notes to condensed consolidated
                             financial statements.

                                EFTC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. On March 31, 1998, EFTC Corporation acquired, through a merger with a subsidiary, RM Electronics Inc., doing business as Personal Electronics (Personal), in a business combination accounted for as a pooling of interests. EFTC issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal. Accordingly, the Company's consolidated financial statements have been restated for all periods presented to combine the financial position, results of operations, and cash flows of
Personal with those of the Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report, Form 10-K and Form 10-K/A for the year ended December 31, 1997.

         Pro Forma Net Income. Pro forma net income has been presented because Personal Electronics was acquired by EFTC in a business combination accounted for as a pooling of interests and was an S corporation which was not subject to income taxes. Accordingly, no provision for income taxes has been included in the consolidated financial statements for the operations of this company prior to its acquisition by EFTC. The pro forma adjustment to income taxes has been computed as if the combined company had been a taxable entity subject to income taxes for all periods prior to closing at the marginal rates applicable in such periods.

         Earnings Per Share. Basic earnings per share (EPS) excludes dilution and is computed by dividing pro forma net income by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of stock options, determined using the treasury stock method. The computation of weighted average shares includes the shares and options issued in connection with business combinations accounted for as a pooling of interests as if they had been outstanding for all periods prior to the combination.

Notes 2--Inventories

         The components of inventory consist of the following:

                                   Sept. 30, 1998               Dec. 31, 1997
                                   --------------               -------------
Purchased parts and completed
   subassemblies                      $52,722,998                 $38,723,546
Work-in-process                        11,396,954                   6,950,855
Finished Goods                          1,521,446                     392,249
                                       ----------                  ----------
                                      $65,641,398                 $46,066,650
                                      ===========                 ===========

Note 3--Supplemental Disclosure of Cash Flow Information

                                                       Nine Months Ended
                                                Sept 30, 1998    Sept 30, 1997
                                                --------------   -------------
Cash paid during the period for:
     Interest                                       $3,060,821      $1,054,448
                                                    ==========      ==========

     Income taxes paid (refunded), net             $2,143,695       $(402,392)
                                                   ===========      ==========

Common stock issued in business combinations
     treated as purchases                              $     -     $14,182,182
                                                       =======     ===========

Conversion of notes payable to shareholders'
   equity                                           $1,397,922         $     -
                                                    ==========         =======

Tax benefit from exercise of non-qualified
   stock options                                      $647,493         $     -
                                                      ========         =======

Short term payable issued for inventory
   in business asset acquisition                    $2,419,199         $     -
                                                    ==========         =======

Note 4--Asset Acquisitions

         On September 1, 1998, the Company acquired the circuit card assembly operations of Agfa Division, Bayer Corporation located in Wilmington,
Massachusetts, a suburb of Boston. Certain inventory and equipment were purchased in the amount of approximately $6.0 million and certain employees associated with the circuit card operation were hired by the company. In connection with the transaction, the Company entered into long-term Supply Agreements whereby EFTC will produce and supply circuit card assemblies to Agfa's Electronic Prepress Systems and Medical Diagonistics Divisions.

         On September 30, 1998, the Company completed the initial closing of an agreement with AlliedSignal, Inc. (AlliedSignal) for the acquisition of the circuit card assembly operation for the Business & General Aviation Enterprise of AlliedSignal Electronic & Aviation Systems. The operation, which is currently located in Lawrence, Kansas, will be relocated to a 41,000 square foot facility in nearby Ottawa, Kansas that was acquired by the Company from AlliedSignal for approximately $0.5 million. EFTC intends to renovate this facility for approximately another $1.0 million. As part of the transaction, the Company hired certain employees formerly employed by AlliedSignal. In connection with the transaction, the Company amended its long-term supply agreement with AlliedSignal to include production of circuit card assemblies by the Company at the Ottawa facility.

         A three-step transition process is planned for this transaction. During the first phase, the Company will manage the production for AlliedSignal using the Company's employees at AlliedSignal's Lawrence facility. At that time, all material will be consigned to the Company by AlliedSignal. In the second phase, the operation will be relocated to the Ottawa facility and materials will continue to be consigned by AlliedSignal. In the third phase, the operation will be converted to the Company's Oracle-based operating system and products will be produced by EFTC and sold to AlliedSignal. In addition to the building in Ottawa, the Company also acquired from AlliedSignal approximately $1.2 million in manufacturing equipment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis provide information that EFTC's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

         Net Sales. The Company's net sales increased by 73.1% to $52.8 million for the third quarter of 1998 compared to $30.5 million in the third quarter of 1997. The increase in net sales is due primarily to the inclusion of the operations of the Company's Ft. Lauderdale and Arizona facilities, acquired from AlliedSignal in August 1997 (the "AlliedSignal Acquisition"), the inclusion of Circuit Test, Inc. and affiliated companies (the "CTi Companies"), acquired on September 30, 1997 (the "CTi Acquisition") and the growth in revenues of Personal Electronics.

         The Company's net sales increased by 136.7% to $168.3 million during the nine months of 1998, from $71.1 million during the same period of 1997. The increase in net sales is due primarily to the acquisitions mentioned above, and the growth in revenues of Personal Electronics.

         Gross Profit. Gross profit increased by 40.4% to $6.6 million for the quarter ended September 30, 1998 compared to $4.7 million for the same period last year. The gross profit margin percentage decreased to 12.5% for the quarter ended September 30, 1998 from 15.5% for the quarter ended September 30, 1997. The gross profit margin percentage decreased in 1998 because the Company established additional infrastructure to accommodate anticipated revenue growth for the third quarter, but net sales were lower than expected due to soft market conditions in the electronics manufacturing services industry in general, schedule changes for avionics related products and a greater than anticipated decline in products related to semiconductor manufacturing equipment.

         In the first nine months of 1998, gross profit increased by 153.8% to $26.9 million compared to $10.6 million for the first nine months of 1997. The gross profit margin percentage for the first nine months of 1998 was 16.0% compared to 14.9% for the first nine months of 1997. The increase in gross profit margin is related to the inclusion in 1998 operations for the entire period of (i) the operations of the CTi Companies, which have a higher gross profit margin and (ii) the operations acquired from AlliedSignal in Ft.
Lauderdale, Florida in August 1997, partially offset by the soft market conditions in the third quarter of 1998 discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expense increased by 113.0% to $4.9 million for the third quarter ended September 30, 1998, compared with $2.3 million for the same period in 1997. As a percentage of net sales, SGA expense increased to 9.4% for the quarter ended September 30, 1998 from 7.5% from the quarter ended September 30, 1997. The increase in SGA expense is primarily due to the inclusion of the CTi Companies' and the Company's Ft. Lauderdale and Arizona facilities' SGA expense and increased investment in information technology and marketing.

         SGA expenses increased by 183.6% to $15.6 million for the first nine months of 1998 compared to $5.5 million for the first nine months of 1997. As a percentage of net sales, SGA increased to 9.3% in the first nine months of 1998 from 7.7% in the same period of fiscal 1997. The reasons for these increases are discussed above.

         Operating Income. Operating income decreased to $1.3 million for the quarter ended September 30, 1998 from $2.4 million for the quarter ended September 30, 1997. Operating income as a percentage of net sales decreased to 2.4% for the quarter ended September 30, 1998 from 7.8% for the quarter ended September 30, 1997. The decrease in operating income is attributable to lower than expected revenues for the quarter ended September 30, 1998 as discussed above.

         Operating income for the first nine months of 1998 increased 82.0% to $9.1 million from $5.0 million for the first nine months of 1997. Operating income as a percentage of net sales decreased to 5.4% in the first nine months of 1998 from 7.0% in the same period of 1997. The increase in operating income is primarily due to the increased revenues associated with the acquisition of the CTi Companies and the AlliedSignal operations and the higher revenues associated with those acquisitions. The decrease in operating income as a percentage of sales is because of deterioration of gross margin as discussed above and increased SGA.

         Interest Expense. Interest expense was $1.1 million for the quarter ended September 30, 1998, compared to $0.5 million for the same period in 1997. The increase in interest is primarily the result of the incurrence of debt associated with the AlliedSignal Acquisition, the CTi Acquisition, and increased debt used to finance the growth of inventories and receivables.

         Interest expense for the first nine months of 1998 was $3.0 million compared to $1.1 million for the same period of 1997. The increase is primarily the result of increased debt as discussed above.

         Income Tax Expense. The effective income tax rate for the quarter ended September 30, 1998 was 37.0%, including pro forma income taxes, compared to 36.9% for the same period in 1997.

         The effective income tax rate for the nine months ended September 30, 1998 was 45.5% including pro forma income taxes compared to 37.2% for the same period in 1997. The increase is due to the impact of nondeductible goodwill and the nondeductible portion of the acquisition costs in the first nine months of 1998, which increased the effective tax rate.

Liquidity and Capital Resources

         At September 30, 1998, working capital totaled $66.7 million compared to $43.6 million at December 31, 1997.

         Cash used in operating activities for the nine months ended September 30, 1998, was $19.2 million compared to $10.7 million for the same period in 1997. Accounts receivable increased 68.1% to $42.7 million at September 30, 1998 from $25.4 million at December 31, 1997. Receivable turns (e.g., annualized sales divided by period end accounts receivable) increased to 5.3 for the nine months ended September 30, 1998 from 4.5 for 1997. Inventories increased 42.3% to $65.6 million at September 30, 1998 from $46.1 million at December 31, 1997. Inventory turns (i.e., annualized cost of sales divided by period end inventory) increased to 2.9 for the nine months ended September 30, 1998 from 2.1 for 1997. The Company anticipates further improvement of receivable turns because receivables for the Company's largest customer, AlliedSignal, should be collected sooner after full implementation of the Accelerated Payment Program
(APP) that is administered by GE Capital Services. The APP provides AlliedSignal suppliers with fast invoice payment, electronic payment transfers, daily payment processing, and priority invoice processing. A discount of 1% is taken for the payment of invoices prior to the discount date, which is 30 days for EFTC. Inventory turns are also expected to increase as the Company's in-plant stores program is implemented in the fourth quarter of 1998 and first quarter of 1999. The in-plant stores program allows certain distributors to manage the Company's commodity parts and should reduce the current inventory levels of those parts in the future.

         The Company used cash to purchase capital equipment totaling $16.0 million for the nine months ended September 30, 1998 compared to $6.7 million for the nine months ended September 30, 1997. The increase is primarily attributable to construction payments for buildings and improvements in the Northwest, Southwest, and Rocky Mountain locations and information technology investments at various locations. The Company also used cash to purchase certain inventory and assets associated with asset acquisitions (see Note 4 to the Company's financial statements included in this Report) in the amount of $7.8 million in the third quarter of 1998.

         In  connection   with  the  CTi   Acquisition   and  the   AlliedSignal
Acquisition, the Company entered into a Credit Agreement, dated as of September 30, 1997, as amended (the "Bank One Loan"), provided by Bank One,

Colorado, N.A. The Bank One Loan initially provided for a $25 million revolving line of credit, maturing on September 30, 2000 and a $20 million term Loan maturing on September 30, 2002. Borrowings under the revolving facility are subject to limitation based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. The agreement for the Bank One Loan contains covenants restricting liens, capital expenditures, investments, borrowings, payment of dividends, mergers and acquisitions and sale of assets. In addition, the loan agreement, as amended, contains financial covenants restricting maximum annual capital expenditures, recapturing excess cash flow and requiring maintenance of the following ratios (as defined in the agreement for the Bank One Loan): (i) maximum total debt to EBITDA; (ii) minimum fixed charge coverage; (iii) minimum EBITDA to interest; and (iv) minimum tangible net worth requirement with periodic step-up.

         In March 1998, the Company issued Bank One a 15-day note in the principal amount of $5 million (the "Bank One Note") the proceeds of which were used to make payments to AlliedSignal in connection with the last phase of the AlliedSignal Acquisition and for working capital. The agreement for the Bank One Loan was amended in April 1998 to increase the revolving line of credit to $40 million from $25 million. The Bank One Note was repaid in April 1998, after the amendment to the Bank One Loan was completed. The Bank One Loan currently bears interest at a rate based on either the London Inter-Bank Offering Rate ("LIBOR") or Bank One prime rate plus applicable margins ranging from 2.50% to 0.00% for both the term and revolving facilities.

         In June 1998, the Company completed a registered public offering of 3,000,000 shares of common stock. Of the 3,000,000 shares, 1,600,000 were sold by the Company and 1,400,000 were sold by selling shareholders. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders. The Company used the proceeds of such offering of $21.2 million to pay down the revolving loan under the Bank One Loan. As of September 30, 1998, the total outstanding principal amount under the Bank One Loan was $50.5 million, comprised of a term loan of $17.8 million and an outstanding balance on the revolving loan of $32.7 million.
A total of $7.3 million remained available for borrowing under the Bank One Loan on that date.

         The Company is currently negotiating a sale-leaseback transaction with one of its directors for its manufacturing facilities in Arizona and Oregon. The proceeds will approximate $10.5 million and are to be used to reduce the revolving credit portion of the Bank One Loan. The Company intends to sign a 5 year operating lease for these facilities after their sale. This transaction is expected to be closed by the end of 1998.

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

The Year 2000  (Y2K) Issue

         The Y2K issue is a result of computer programs being written in the past using only a two digit year to save memory space, in lieu of a full four digit year. As a result, computer programs may recognize a date using a "00" year code as the year 1900 instead of the year 2000. This could create system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

         The Company has undertaken a project to address the Y2K issue across its operating units. The initial evaluation of all primary systems is planned to be completed by the end of 1998 with remediation scheduled for the first half of 1999. The Company anticipates that its primary standard networks, operating systems, Oracle and other packaged applications, and desktop systems are or will be compliant upon the implementation of currently pending upgrades. Systems that have Y2K issues are expected to be identified during the evaluation period. The Company intends to either update or replace these systems as they are identified. Any embedded program applications, such as machine controllers and building systems, are to be evaluated and the manufacturers contacted for remediation. This process has already begun at most sites, but is to be formalized as part of the Company's Y2K project.

         As part of the Company's Y2K project, the Company has begun contacting its significant suppliers and customers at the site or division level to determine the extent to which the Company is vulnerable to those third party failures to remediate their Y2K issues. As part of the Company's overall Y2K project this activity will be tracked across the Company to more efficiently track activity with common customers and suppliers. The Company will continue to contact significant suppliers and customers throughout 1999 to follow-up on their progress. However, there can be no assurance that the systems of the other companies on which the Company's business relies will be timely converted or that failure to convert or a conversion that is incompatible with the Company's own systems will not have an material adverse affect on the Company and it's operations.

         Expenditures in 1998 for the Company's Y2K project are not expected to significantly impact the Company's operating results. Management believes that expenditures in 1999 will not significantly impact the Company's operating results, assuming no significant Y2K issues are discovered in evaluating embedded technology.

         The Company's failure to resolve Y2K issues before December 31,1999 could result in system failures or miscalculations causing disruptions in operations, including a temporary inability to manufacture products, process transactions, send invoices or engage in other normal business activities. Additionally, the failure of third parties upon whom the Company's business relies to timely remediate their Y2K issues could result in disruptions in the Company's supply of parts and materials, late or misapplied invoices, temporary disruptions in order processing and other general problems related to the Company's daily business operations. While the Company believes its Y2K project will adequately address the Company's internal Y2K issues, until the Company can assess the Y2K readiness of a more significant number of its suppliers and customers, the overall risks associated with Y2K remain difficult to accurately describe and quantify. Thus there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's operations.

         The Company has not yet adopted a Y2K contingency plan. It is the Company's goal to have the principal Y2K issues resolved by the end of the second quarter of 1999. As part of the Company's Y2K project, the Company intends to add a Y2K compliance resource to coordinate compliance and remediation across all divisions. Final Y2K verification is planned for the end of June 1999. However, the Company intends to develop a contingency plan for addressing Y2K issues by the end of March 1999 in the event the Company's Y2K project should fall behind schedule.

Other matters

         On November 13, 1998, the Company announced the closure of its manufacturing facility located in Greeley, Colorado. The Company intends to transfer key customers to other locations. The shutdown of the Greeley facility will occur during the fourth quarter of 1998 and the first quarter of 1999. The Company will transfer fixed assets, inventory and other resources to other sites as needed. The Company anticipates charges for severance, consolidation and moving expenses, asset impairment for assets disposed of or held for sale, and inventory writedowns associated with customers not transferred to other EFTC facilities. The Company is in the process of determining the costs associated with the closure but currently estimates that pre-tax restructuring costs will approximate $10-$12 million.

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

Special Note Regarding Forward-looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, prospects for achieving cost savings, increased capacity utilization, improved profitability and other improved financial indicators in connection with the closure of the Company's Greeley facility, the amount of restructuring charges to be incurred by the Company in connection with such closure, the prospects for successfully integrating acquired operations, other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component, contract manufacturing and repair industries, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in implementing the
Company's new management information system, difficulties in managing the Company's growth or in integrating new businesses, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of the Company's Greeley facility, the Company's success in limiting costs associated with such closure, the Company's ability to keep pace with technological developments, governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Two legal proceedings, one in Colorado state court, the other in U.S. District Court, were filed against the Company and certain of its officers, directors and shareholders during September and October 1998. The proceedings arise in connection with the decrease in the trading price of the Company's common stock that occurred in August 1998 and make substantially the same allegations. While both proceedings are in the pre-trial stage and the Company therefore cannot make any assessment of their ultimate impact, the Company believes the allegations made in the proceedings to be totally without merit. All defendants have indicated their intention to defend vigorously against all claims made in the proceedings.

         Craig Anderson v. Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman, Robert Monaco, Raymond Marshall, Lucille A. Reid, Lloyd A. McConnell and Salomon Smith Barney (District Court for the County of Weld, Colorado, Case No. 98-CV-962). Plaintiff is a shareholder of EFTC who filed this lawsuit on September 17, 1998, and alleges that the defendants completed an offering of EFTC common stock in June 1998 in order to sell their EFTC holdings at artificially inflated prices. The complaint alleges violations of Sections 11-51-501(a, b, and c), 11-51-604(3), 11-51-604(5) and
11-51-604(4) of the Colorado Securities Act. Plaintiff seeks (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between April 6, 1998 and August 20, 1998; (b) an award of compensatory and/or punitive damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under state law. The defendants have not yet responded to the complaint.

         Joshua Grayck v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, and Brent L. Hofmeister (United States District Court for the District of Colorado, Case No. 98-S-2178). Plaintiff is a shareholder of EFTC who filed this lawsuit on October 8, 1998. Plaintiff alleges that the defendants completed an offering of EFTC common stock in June 1998 in order to sell their EFTC holdings at artificially inflated prices. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff also alleges that EFTC and Mr. Calderon violated Section 20(a) of the Securities and Exchange Act of 1934. Plaintiff seeks (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between June 2, 1998 and August 20, 1998; (b) an award of compensatory and/or rescisionary damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under federal and state law. The defendants have not yet responded to the complaint.


ITEM 2.  Changes in Securities

         Not applicable.

ITEM 3.  Defaults upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit
Number

10.1 Employment Agreement dated as of June 5, 1998 between EFTC Corporation and Jack Calderon.

10.2 AlliedSignal Supplier Partnering Agreement dated as of September 29, 1998 by and between AlliedSignal, Inc. and EFTC Corporation.

27.1      Financial Data Schedule



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                EFTC CORPORATION
                                  (Registrant)

    Date:  November 16, 1998


                                /s/ Jack Calderon
                                ---------------------
                                    Jack Calderon
                                    Chairman and Chief Executive Officer
    Date: November 16, 1998


                                /s/ Stuart W. Fuhlendorf
                                ------------------------
                                    Stuart W. Fuhlendorf
                                    Chief Financial Officer
    Date: November 16, 1998


                                /s/ Brent L. Hofmeister
                                -----------------------
                                    Brent L. Hofmeister, CPA
                                    Controller