Form 10-K
period 1998-12-31
EFTC CORP/
filed 1999-03-31
CIK 916797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                9351 Grant Street
                                Denver, Colorado
                    (Address of principal executive offices)
                                      80229
                                   (Zip code)
        Registrant's telephone number, including area code: 303-451-8200

        Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                                  Common Stock
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         As of March 26, 1999, the number of outstanding shares of common stock was 15,542,989. As of such date, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market, was approximately $48,642,046.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

PART 1.           Business

General

         EFTC Corporation (together with its subsidiaries, the "Company" or "EFTC") is a leading independent provider of "high-mix" electronic manufacturing services ("EMS") including quick-turn manufacturing, prototype services, high-mix production, and aftermarket repair and warranty services to original equipment manufacturers ("OEM's") and is in its initial year of providing build to order ("BTO") services. The Company's manufacturing services focus on high-speed production of high-mix electronic products--products that are characterized by small lot sizes with differences in configuration in each lot. Through its EFTC Services group, the Company provides "hub-based" repair and warranty services that are integrated with the logistics service offerings of the two largest transportation companies that specialize in overnight delivery services in the United States. These hub-based services are provided principally through facilities located inside or in close proximity to such transportation companies' national sorting, warehouse and logistics hub facilities (the "Overnight Delivery Hubs") in Memphis, Tennessee and Louisville, Kentucky. In addition, the Company has invested in creating BTO manufacturing capabilities in its Memphis, Tennessee facility. In May 1998, the Company signed its first BTO contract with Fujitsu PCCorporation to provide BTO services for a line of notebook computers.

         Through acquisitions completed in 1998 and 1997, the Company has expanded its operations from one facility in Colorado at the beginning of 1997 to twelve facilities throughout the United States at December 31, 1998. The acquisitions have strategically expanded the Company's breadth of high-mix service offerings to include quick-turn manufacturing, prototype services, concurrent engineering, subassembly manufacturing, next-day delivery of assemblies and warranty and post-warranty repair services. These acquisitions have provided the Company with new opportunities to develop programs to help its existing customers reduce inventory, and allow the Company to cross-market its other services to the acquired companies' existing customer bases.

         In November 1998, the Company announced its plans to close its Rocky Mountain manufacturing facility located in Greeley, Colorado beginning in the fourth quarter of 1998 and ending in early 1999 in order to reduce costs and achieve greater capacity utilization. Certain key customers have been transferred to other facilities and employees affected by this plant closure have been offered employment opportunities at existing facilities whenever possible. Approximately 140 employees were terminated. The Company is in the process of transfering fixed assets, inventory and other resources to other sites as needed. The Company charged $9.3 million to operations in the fourth quarter of 1998 for severance, consolidation and moving expenses, asset impairment for assets disposed of or held for sale, and inventory writedowns associated with customers not transferred to other EFTC facilities.

         In March 1999, the Company announced an agreement with Honeywell Inc.'s Commercial Aviation Systems operations ("Honeywell") to acquire certain assets and inventory located near Phoenix, Arizona which are used in circuit card assembly. In addition, the Company has agreed to hire certain people that were employed by Honeywell in that operation. The Company is leasing a facility located in Phoenix, Arizona and will be transferring the assets it acquires and employees it hires to this new facility. In addition, the Company and Honeywell have signed a ten year agreement for the Company to supply circuit card assembly services to Honeywell. This transaction is expected to close in phases throughout 1999, with the first phase consisting of the purchase of assets for approximately $2.5 million and the transfer of approximately 200 employees expected to close in April 1999.

Acquisitions

         In 1998, the Company entered into the AlliedSignal Kansas Asset Purchase, the Bayer-Agfa Asset Purchase and the PE Merger, as described below.

         AlliedSignal Kansas Asset Purchase. On September 30,1998, the Company completed the first phase of acquiring a circuit card assembly operation (the "AlliedSignal Kansas Asset Purchase") from AlliedSignal, Inc. ("Allied Signal"). This operation had been located in Lawrence, Kansas and was relocated by the Company to a facility in nearby Ottawa, Kansas by December 31, 1998. As part of the transaction, the Company hired certain employees that were formerly employed by AlliedSignal. In connection with the transaction, the existing supply agreement between the Company and AlliedSignal which was entered into in connection with the AlliedSignal Florida/Arizona Asset

Purchase (as defined below) was amended to include production of circuit card assemblies by the Company at the Kansas facility. The Company agreed to pay AlliedSignal one percent of gross revenue for all electronic assemblies and parts made at the Kansas facility during the term of the supply agreement. The Kansas facility is currently used to produce electronic assemblies for AlliedSignal and other customers. The Company expects to complete the purchase of AlliedSignal's inventory located in Kansas by May 1999.

         Bayer-Agfa Asset Purchase. On September 1, 1998, the Company acquired the circuit card assembly operations (the "Bayer-Agfa Asset Purchase") of the Agfa Division of Bayer Corporation ("Bayer-Agfa") located in Wilmington, Massachusetts. The Company purchased certain inventory and equipment for approximately $6.0 million and hired certain employees associated with the circuit card operation. In connection with the transaction, the Company entered into two three-year supply agreements whereby the Company will produce and supply circuit card assemblies used in Agfa's Electronic Prepress Systems and Bayer's Medical Diagonistics Division. The Company agreed to pay Bayer-Agfa one percent of gross revenue from sales to third parties of all printed circuit boards manufactured, assembled or produced at the Massachusetts facility through August 31, 2001 and in years thereafter when Bayer-Agfa's purchases under the supply agreements exceed a certain threshold.

         PE Merger. On March 31, 1998, the Company acquired (the "PE Merger") RM Electronics, Inc., a New Hampshire corporation doing business as Personal Electronics, Inc. ("Personal Electronics") for 1,800,000 shares of its common stock issued to the former shareholders of Personal Electronics. Prior to its acquisition by the Company, Personal Electronics was an independent provider of quick-turn, low-volume, high-mix electronic manufacturing services to OEMs in the Northeast region which focused on providing high levels of personalized customer service to geographically proximate customers.

         In 1997, the Company entered into the CTI Merger, the AlliedSignal Florida/Arizona Asset Purchase and the CE Merger, as described below.

         CTI Merger. On September 30, 1997, the Company acquired (the "CTI Merger") three companies (the "CTI Companies") which perform repair and warranty services at three sites, including two that were located at the Overnight Delivery Hubs, for approximately $29.7 million in cash and debt assumption, 1,858,975 shares of the Company's common stock and a $6 million contingent payment paid upon closing of a public offering of the Company's common stock which was completed in November 1997. The CTI Companies are now known as the "EFTC Services" group of the Company.

         AlliedSignal Florida/Arizona Asset Purchase. In February 1998, the Company completed the last stage of two transactions (the "AlliedSignal Florida/Arizona Asset Purchase") with AlliedSignal which were begun in August 1997. Pursuant to these transactions, the Company acquired certain inventory and equipment located in Ft. Lauderdale, Florida, subleased the portion of AlliedSignal's facility where such inventory and equipment was located and employed certain persons formerly employed by AlliedSignal at that location. The Company also hired certain persons formerly employed by AlliedSignal in Tucson, Arizona and agreed with AlliedSignal to provide the personnel and management services necessary to operate a related facility on behalf of AlliedSignal on a temporary basis. The Company purchased from a third party and renovated a production facility in Tucson, Arizona. The Company moved AlliedSignal's inventory and equipment and related employees to this facility and began production there in early February 1998. The aggregate purchase price of the assets acquired by the Company from AlliedSignal was approximately $19 million. In addition, the Company entered into a supply agreement with AlliedSignal to manufacture electronic assemblies for it at these facilities. The Company agreed to pay AlliedSignal one percent of gross revenue for all electronic assemblies and parts made for a customer other than AlliedSignal at the Arizona or Florida facilities through December 31, 2001. The Florida and Arizona facilities are currently used to produce electronic assemblies for AlliedSignal and other customers.

         CE Merger. On February 24, 1997, the Company acquired (the "CE Merger") two manufacturing companies (the "CE Companies") with two sites located in Oregon and Washington for approximately $10.9 million consisting of 1,980,000 shares of common stock and approximately $5.5 million in cash, which included approximately $0.6 million of transaction costs.

Services

         The Company provides a variety of "high-mix" electronic manufacturing services, including quick-turn manufacturing, prototype services, high-mix production, and BTO services as well as aftermarket repair and warranty services to OEMs. The Company offers customer-select service offerings which utilize the Company's core competency of small-lot processing and logistic benefits due to the position of its repair and warranty service operations within or close to the Overnight Delivery Hubs.

         Manufacturing Services

         The Company's turnkey manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole interconnection technologies), cables, electromechanical devices and finished products. The Company also provides computer-aided testing of printed circuit boards, subsystems and final assemblies. In certain instances, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit boards and electro-mechanical devices into other components of the customer's products. Certain of the Company's facilities have obtained, from the International Organization of Standards, ISO 9002 certification and the Company expects that all of its facilities will obtain such certification by the end of 1999. The Company has innovated services and programs such as Asynchronous Process Manufacturing ("APM"), its point-of -use stocking program and its component obsolescence program which are customized to meet the needs of OEMs that develop and sell high-mix products.

         Asynchronous Process Manufacturing. APM is an innovative combination of high-speed manufacturing equipment, sophisticated information systems and standardized process teams designed to manufacture mixtures of small quantities of products faster and with more flexibility. APM allows for the building of small lots in very short cycle times. The Company is continuing to define APM with the goal of reducing manufacturing cycle time for high-mix circuit cards. The Company plans to implement APM at all of its facilities and for all of its customers as part of a strategy to focus the Company exclusively on manufacturing high-mix products. The Company has fully implemented APM at its Newberg, Oregon facility. APM implementation requires a complete redesign of the Company's manufacturing operations, reorganizing personnel into process teams and revising documentation. Therefore, the Company, at its Newberg, Oregon facility, is formulating detailed implementation procedures and documentation which will be used to facilitate the implementation of APM at its other facilities.

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

         High-mix manufacturing using APM involves a discontinuous series of products fed through assembly in a start-stop manner, heretofore incompatible with high-speed techniques. APM is an alternative to both CFM and batch processing often used in smaller scale manufacturing. The combination of small lots with numerous differences in configuration from each lot to the next and high-speed manufacturing has been viewed as difficult, if not impossible, by many high-mix manufacturers. The Company believes that CFM techniques used by high-volume, high-speed EMS providers cannot accommodate high-mix product assembly without sacrificing speed, while smaller EMS providers, capable of producing a wide variety of products, often find it difficult to afford high-quality, high-speed manufacturing assets or to keep up with OEMs' growing product demand. Under CFM, all assembly occurs on the same line, thereby slowing down the process with non-value-added operations and, more importantly, significantly reducing flexibility. Under APM, all non-value-added operations are performed in the most efficient manner, off-line, thereby keeping the assembly process moving. A hybrid of CFM and batch production techniques, APM sets optimal process parameters and maximizes velocity in producing smaller lot quantities. By designating teams to set up off-line feeders, standardizing loading methods regardless of product complexity, and most importantly, improving employee motivation, the Company's application of APM has decreased set-up and cycle times, standardized work centers, allowed processing of smaller lot sizes and increased the Company's productivity.

         Build-to-Order Services. Management believes that the Company's exclusive focus on high-mix production techniques will serve the needs of traditional OEMs and is also well-suited for the BTO market. All of the Company's systems are oriented toward small-lot processing from cable assembly, to card assembly, to box-build, to repair and warranty services. The Company has entered the BTO market at the box-build level. In "box build" services, the manufacturer assembles parts and components, some of which may be purchased from other manufacturers, into a finished product that meets the OEM's specifications. BTO services are box-build services in which the lot size may frequently consist of a single unit and is customized to the specifications of an end user. Typically, these products have some basic, mass-produced parts and special parts that are combined in numerous configurations to form highly customized products. The Company's BTO services include these elements:

         - commodity high-volume cards and subassemblies are outsourced to volume commodity producers,

         - the outsourced commodities are delivered to the Company's BTO facility located in Memphis, Tennessee,

         -    orders are received at the Overnight Delivery Hubs, and

         - final product is assembled at the Memphis, Tennessee facility and delivered to the end user.

This offers OEMs a simplified, more cost effective logistic solution to the delivery of their products. By locating its repair and warranty services close to the Overnight Delivery Hubs, the Company believes it can reduce inventory pipelines, minimize transportation legs and gain more time to respond to customer needs. In May 1998, the Company signed its first BTO contract with Fujitsu to provide BTO services for a line of notebook computers and, as of January 1999, has shipped over 20,000 notebooks under this contract.

          Prototype Manufacturing Services. Personal Electronics is an EFTC Express location, specializing in quick- turn manufacturing and prototype services with a high degree of personalized customer service. As customer orders grow, EFTC Express is intended to provide customers with an easy transition to the Company's larger regional manufacturing facilities.

         Design and Testing Services. The Company also assists in customers' product design by providing "concurrent engineering" or "design for manufacturability" services. The Company's applications engineering group interacts with the customer's engineers early in the design process to reduce variation and complexity in new designs and to increase the Company's ability to use automated production technologies. Application engineers are also responsible for assuring that a new design can be properly tested at a reasonable cost. Engineering input in component selection is also essential to assure that a minimum number of components are used, that components can be used in automated assembly and that components are readily available and cost efficient. The Company is seeking to add full product design services to its existing capabilities.

         The Company has the capability to perform in-circuit and functional testing, as well as environmental stress screening. In-circuit tests verify that components have been properly inserted and that the electrical circuits are complete. Functional tests determine if a board or system assembly is performing to customer specifications. Environmental tests determine how a component will respond to varying environmental factors such as different temperatures and power variations. These tests are usually conducted on a sample of finished components although some customers may require testing of all products to be purchased by that customer. Usually, the Company designs or procures test fixtures and then develops its own test software. The change from pin-through-hole technology to surface mount technology is leading to further changes in test technology. The Company seeks to provide customers with highly sophisticated testing services that are at the forefront of current test technology. Because the density and complexity of electronic circuitry constantly are increasing, the Company seeks to utilize developing test technology in its automated test equipment and inspection systems in order to provide superior services to customers.

         Repair and Warranty Services

         The EFTC Services group is a hub-based, component-level repair organization focused on the personal computer and communications industries. EFTC Services pioneered the "end-of-runway" or "airport-hub-based" repair strategy and are the only providers with operations integrated with the operations of the two principal transportation providers at the Overnight Delivery Hubs. The Company believes that through the EFTC Services group's long tenure in the industry, high-quality technical capabilities, logistically advantageous site locations, and strong relationships with transportation industry leaders, the EFTC Services group has developed and optimized a "service spares inventory pipeline," allowing lower OEM costs and improving end-user service levels.

         The EFTC Services group's repair service offering complements the transportation logistics services marketing efforts of the two principal transportation providers at the Overnight Delivery Hubs, who work with the Company in providing access to large OEM accounts. The Company has exercised tight cost control by using a flexible, part-time labor pool and leveraging the sales and marketing efforts of these transportation and logistics service providers. Additionally, beyond the requisite piece-part inventory for repairs, the Company carries minimal OEM inventory and is thus less exposed to inventory obsolescence than many competitors.

         The EFTC Services group handles various types of equipment, including computer monitors, PC boards, routers, laptops, printers, scanners, fax machines, pen-based products, personal digital assistants, and keyboards. The EFTC Services group works with its customers on "advance exchange" programs, whereby end users receive overnight replacement of their broken components, which are in turn repaired by the Company and replaced into the OEMs' "service spares inventory pipeline" for future redistribution. The Company thus assists OEM customers in increasing inventory turns, reducing spares inventory, lowering overall costs, accelerating repair cycles, and improving customer service. Customer service is improved through both quicker turnaround time for in-warranty claims, as well as having the Company support end-customers with out-of-warranty claims and end-of-life products.

         The Company believes that the location of its repair facilities at or near the Overnight Delivery Hubs is a significant competitive advantage for the Company's repair and warranty service offerings and a majority of the Company's repair and warranty service customers come from joint marketing efforts with such transportation providers. However, a competitor can, and in some cases has, gained similar advantages by locating a repair facility in close proximity to the Overnight Delivery Hubs. The Company does not have any long-term contracts or other arrangements with these overnight delivery service providers which could cease providing scheduling accommodations or cease joint marketing efforts with the Company at any time. If the Company ceased to be allowed to share marketing arrangements with either or both of these overnight delivery service providers, there can be no assurance that alternate arrangements could be made by the Company to preserve such advantages and the Company could lose significant numbers of repair customers. In addition, work stoppages or other disruptions in the transportation network may occur from time to time which may affect these transportation providers. Such events could have a material adverse effect on the Company's business and results of operations.

Customers and Sales

         The Company seeks to serve traditional high-mix OEMs and OEMs that produce high-volume products and need high-mix repair warranty services, which by their nature are high-mix services, or plan to implement high-mix BTO strategies. The Company recently increased the size of its sales force which is located regionally. This regional sales approach is designed to align the Company's sales efforts in close proximity to its customers and the Company's regional manufacturing, transport and hub-based repair facilities. The Company continues to focus on the following markets: (1) aerospace and avionics; (2) medical devices; (3) communications; (4) industrial controls and instrumentation and (5) computer-related products.

         In addition, a key part of the Company's repair and warranty services marketing strategy is to continue to utilize the sales force of the overnight package delivery service providers located in the Overnight Delivery Hubs to sell the Company's repair and warranty services as an integral part of the logistics service offerings of these overnight package delivery service providers.

         The following table represents the Company's net sales for manufacturing services by industry segment:



                                              1998        1997         1996
                                              ----        ----         ----


Aerospace and Avionics                       45.8%       27.3%         0.0%

Medical                                       3.3%       13.1%        29.3%

Communications                                5.0%        8.1%         1.5%

Industrial Controls and Instrumentation      17.6%       21.6%        12.6%

Computer-Related                             27.8%       28.8%        54.4%

Other                                         0.5%        1.1%         2.2%
                                              ----        ----         ----

                                            100.0%      100.0%       100.0%
                                            ======      ======       ======

         The Company's customer base for manufacturing services includes AlliedSignal, Inc., Bayer, Inc., Honeywell Inc., Electro Scientific Industries, Inc. and ADC Telecommunications. A small number of customers has historically represented a substantial percentage of the Company's net manufacturing sales. As a result, the success of the Company's manufacturing services operations depends to some degree on the success of its largest customers.

         The Company's customer base for repair and warranty services includes 20 of the largest PC and electronics OEMs, including Apple Corporation, Inc., International Business Machines Corporation, Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, Bay Networks, Inc. and Cisco Systems Inc. The relationships span OEM component suppliers, OEM component customers, and system, desktop and network vendors, as well as direct marketers and channel players. As with the Company's manufacturing services, a small number of customers historically has represented a substantial percentage of the Company's net repair and warranty services sales. As a result, the success of the Company's repair and warranty services operations depends to some degree on the success of its largest customers.

         The Company historically has relied on a small number of customers to generate a significant percentage of its revenue. During 1998, AlliedSignal accounted for more than 42% of the Company's net revenues and the Company's ten largest customers accounted for 70% of the Company's net revenue. The loss of AlliedSignal as a customer would, and the loss of any significant customer could, have a material adverse effect on the Company's financial condition and results of operations.

         If the Company's efforts to expand its customer base are not successful, the Company will continue to depend upon a relatively small number of customers for a significant percentage of its net sales. There can be no assurance that current customers, including AlliedSignal, or future customers of the Company will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Ohmeda, Inc. which had been one of the Company's ten largest customers, consolidated its outside manufacturing arrangements with another electronic contract manufacturer and ceased using the Company's services in 1998. In addition, the Company may from time to time hold significant accounts receivable from sales to certain customers. The insolvency or other inability of a significant customer to pay outstanding receivables could have a material adverse effect on the Company's results of operations and financial condition.

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

Backlog

         The Company's backlog was approximately $108 million at December 31, 1998, compared to approximately $135 million at December 31, 1997. Backlog generally consists of purchase orders believed to be firm that are expected to be filled within the next six months and are based on forecasts given to the Company by its customers. Since forecasts are frequently revised, orders and commitments may be rescheduled or canceled and customers' desired lead times may vary, backlog does not necessarily reflect the timing or amount of future sales. The Company generally seeks to deliver its products within four to eight weeks of obtaining purchase orders, which tends to minimize backlog.

Competition

         Competition in the electronic manufacturing services industry is intense. The contract manufacturing services provided by the Company are available from many independent sources. The Company also competes with in-house manufacturing operations of current and potential customers. The Company competes with numerous domestic and foreign EMS firms, including SCI Systems, Inc., Solectron Corporation, Benchmark Electronics, Inc., The DII Group, Inc., Plexus Corp., Reptron Electronics, Inc., and others. The Company also faces competition from its current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. Certain of the Company's competitors have broader geographic presence than the Company, including manufacturing facilities in foreign countries. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing or marketing resources than the Company. The Company believes that the principal competitive factors in its targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location and price.

         The Company also has a number of competitors in the repair and warranty services industry, including Cerplex Group, Inc., Logistics Management, Inc., Sequel, Inc., Data Exchange Corp., DecisionOne Holdings Corp., and others. In addition, the Company competes with certain OEMs that provide repair and warranty services for their own products. Some of the Company's competitors in the repair and warranty services industry are more established in the industry and have substantially greater financial, engineering and marketing resources than the Company. The Company also faces competition from its current and potential customers, which are continually evaluating the relative merits of providing repair and warranty services internally versus outsourcing. The Company believes that the principal competitive factors in its targeted repair and warranty services market are quality, reliability, ability to meet delivery schedules and price.

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

Employees

         As of December 31, 1998, the Company employed 1,858 persons, of whom 1,530 were engaged in manufacturing operations and repair and warranty services, 192 in material handling and procurement, 24 in marketing and sales and 112 in finance and administration, and the Company engaged the full-time services of 403 temporary laborers through employment agencies in manufacturing and operations. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

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

         Beginning in 1997, the Company has acquired, and undertaken the construction of, facilities in several locations and the Company may acquire or build additional facilities from time to time in the future. The Company's results of operations could be adversely affected if its new facilities do not achieve growth sufficient to offset increased expenditures associated with growth of operations and geographic expansion. Should the Company increase its expenditures in anticipation of a future level of sales which does not materialize, its results of operations would be adversely affected. As the Company continues to expand, it may become more difficult to manage geographically-dispersed operations. There can be no assurance that the Company will successfully manage other plants it may acquire or build in the future.

         Acquisition Strategy. The Company has actively pursued in the past, and expects to actively pursue in the future, acquisitions in furtherance of its strategy of aggressively expanding its operations, geographic markets, service offerings, customer base and revenue base. Acquisitions including the Bayer-Agfa Asset Purchase, the AlliedSignal Kansas Asset Purchase, the PE Merger, the CTI Merger, the AlliedSignal Florida/Arizona Asset Purchase and the CE Merger involve numerous risks, including difficulties in the integration of the operations, technologies, products and services of the acquired companies and assets, the diversion of management's attention and the Company's financial resources from other business activities, the potential to enter markets in which the Company has no or limited prior experience and where competitors in such markets have stronger market positions and the potential loss of key employees and customers of the acquired companies. In addition, during the integration of an acquired company, the financial performance of the Company will be subject to the risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations. For instance, during the Company's integration of assets purchased pursuant to the AlliedSignal Florida/Arizona Asset Purchase, the Company experienced significant shortages of materials that adversely affected operations at its Tucson facility for a time. Such shortages resulted primarily from the Company's lack of familiarity with the procurement procedures applicable to the Tucson facility. Although the effects of such shortages have not had a significant adverse impact on the Company's operations as a whole, there can be no assurance that the Company will not experience other difficulties integrating employees, operations, procedures and systems that have been or may be acquired in the future, or that any such shortages or difficulties will not have a material adverse effect on the Company's business or results of operations in the future.

         Acquisitions by the Company have in come cases been financed with substantial borrowings and the Company may incur significant amounts of indebtedness in connection with future acquisitions, other transactions or funding expansions of the Company's operations. Future acquisitions may also involve potentially dilutive issuances of equity securities.

         There can be no assurance that the Company will be able to identify suitable acquisition opportunities, to price such acquisition opportunities properly, to consummate acquisitions successfully or, with respect to recent or future acquisitions, integrate acquired personnel and operations into the Company successfully.

         Implementation of New Information System. The Company is implementing a new management information system (the "MIS System"), based on commercially available Oracle software products, that is designed to track and control all aspects of its manufacturing services. The Company completed the implementation of the MIS System at the Company's Rocky Mountain facility in December 1997, the Arizona facility in February 1998, the Florida facility in August 1998, the Massachusetts facility in December 1998 and the Northwest facilities in January 1999. The Company currently expects to implement the MIS System in its Kansas facility in the second quarter of 1999. Although the implementation of the MIS System to date has not presented any unmanageable difficulties, there can be no assurance that the MIS System can be properly installed at any of the Company's remaining facilities. Furthermore, there can be no assurance that, if installed, the MIS System will operate as designed or provide the Company's operations any additional efficiency. If the MIS System fails to operate as designed or the Company's business processes are not properly integrated with the MIS System, the Company's operations could be disrupted in a variety of ways including lost orders, orders that can not be filled in a timely manner, inventory shortfalls and overages all of which could result in lost customers and revenues. In addition, the Company could be compelled to write-off costs associated with the MIS System. Such disruptions or events could adversely affect results of operations and the implementation of the Company's strategy.

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




                                         Year               Approximate
            Location               Acquired/Opened             Size           Owned/leased(1)     Services

Denver, Colorado                         1997           18,000 square feet    Leased              Executive
                                                                                                  Offices

Rocky Mountain                           1994           84,000 square feet    Owned (2)           Manufacturing
Greeley, Colorado

Newberg, Oregon                          1998           65,000 square feet    Leased (3)          Manufacturing


Moses Lake, Washington                   1997           20,000 square feet    Leased (4)          Manufacturing


Ft. Lauderdale, Florida                  1997           97,000 square feet    Subleased (5)       Manufacturing


Tucson, Arizona                          1998           65,000 square feet    Leased (6)          Manufacturing


Memphis, Tennessee                       1997           155,000 square feet   Leased (7)          Offices, repair
                                                                                                  and warranty

Louisville, Kentucky                     1997           159,000 square feet   Leased (8)          Repair and
                                                                                                  warranty

Tampa, Florida                           1997           60,000 square feet    Leased (9)          Repair and
                                                                                                  warranty

Manchester, New Hampshire                1998           19,000 square feet    Leased (10)         Manufacturing

Wilmington, Massachusetts                1998           54,000 square feet    Subleased (11)      Manufacturing

Ottawa, Kansas                           1998           40,000 square feet    Owned (12)          Manufacturing

         The Company believes its facilities are in good condition.
---------------

(1) Pursuant to the terms of the Bank One Loan (as defined below), substantially all of the Company's owned and leased property is subject to liens and other security interests in favor of Bank One Colorado, N.A. ("Bank One"), and any other lenders from time to time under the Bank One Loan.

(2) This facility is located on approximately 10 acres of land owned by the Company in Greeley, Colorado. The building is being sold by the Company since these manufacturing operations are being shut down during the first quarter of 1999.

(3) The Company purchased approximately 12 acres of land from an unaffiliated third party and built a 65,000 square foot facility in Newberg, Oregon. This facility was sold to a related party in December 1998 and was leased back by the Company. The lease term is for 5 years with an option to purchase at the end of the lease term.

(4) This facility is leased from an unaffiliated third party pursuant to a year-to-year basis.

(5) The Company subleased a 97,000 square foot portion of a building from AlliedSignal.

(6) The Company purchased approximately 20 acres of land and a 65,000 square foot building in Tucson, Arizona, for $1.8 million. The Company remodeled and moved into the facility in February 1998. This facility was sold to a related party in December 1998 and was leased back by the Company. The lease term is for 5 years with an option to purchase at the end of the lease term.

(7) The Company leases a 75,000 square foot facility and an 80,000 square foot facility, both used for office space, warehouse space and repair services, from unaffiliated third parties. The leases will expire on February 28, 2001 and June 30, 2001, respectively.

(8) The Company leases a 139,000 square foot facility and a 20,000 square foot facility from unaffiliated third parties.

(9) The Company leases a 45,000 square foot building, and a 15,000 square foot warehouse facility from an affiliated third party.

(10) The Company leases a 19,000 square foot facility from an unrelated third party. The lease expires in August 2001.

(11) The Company subleases a 54,000 square foot facility on a year to year basis until March 31, 2003.

(12) The Company purchased a 40,000 square foot facility from AlliedSignal, remodeled and commenced manufacturing operations in the facility in December 1998.

Item 3.  Legal Proceedings

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

         Joshua Grayck, Philip and Angelique Signorelli, William McBride, Mark Norris, Michael Keister, and Aiming Kiao v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman,
L. Reid, and Lloyd McConnell (United States District Court for the District of Colorado, Case No. 98-S- 2178). Plaintiffs are shareholders of EFTC who originally filed this lawsuit on October 8, 1998. Plaintiffs filed an amended complaint on January 22, 1999. Plaintiffs allege that during the class period April 6, 1998 to August 20, 1998, defendants made false and misleading statements regarding EFTC's business performance, implementation of a new computer system, manufacturing quality systems, operating margins, relationships with its largest customers, and future prospects for earnings growth. Plaintiffs allege that defendants disseminated or approved a prospectus in connection with the Company's June 1998 secondary offering, as well as certain other press releases and financial reports which contained misrepresentations and material omissions and also concealed materially adverse financial information. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. In addition, plaintiffs allege that by reason of their positions as officers and/or directors of EFTC, Messrs. Calderon, Reid, Fuhlendorf and Hofmeister had the power and authority to cause EFTC to engage in the wrongful conduct alleged in the complaint. Plaintiffs allege, therefore, that EFTC and these individual defendants violated Section 20(a) of the Securities and Exchange Act of 1934 and Section 15 of the Securities Act of 1933. Plaintiffs seek the following relief: (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between April 6, 1998 and August 20, 1998; (b) an award of compensatory and/or rescisionary damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under federal and state law.

         Defendants deny the allegations of the amended complaint and intend to vigorously defend against the lawsuit. Defendants filed a motion to dismiss the case on March 8, 1999. That motion is pending.

         Craig Anderson, Todd Sichelstiel, Phillip and Angelique Signorrelli, Christy J. Baldwin and Patricia Conlon v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman, Lucille A. Reid, Lloyd A. McConnell and Salomon Smith Barney (United States District Court for the District of Colorado, Case No. 99-S-63). Plaintiffs are shareholders of EFTC who filed this lawsuit originally in the District Court for the County of Weld, Colorado. Defendants removed the case to federal court on January 11, 1999. Plaintiffs allege that during the class period April 6, 1998 to August 20, 1998, defendants made false and misleading statements regarding EFTC's business performance, implementation of a new computer system, manufacturing quality systems, operating margins, relationships with its largest customers, and future prospects for earnings growth. Plaintiffs allege that defendants disseminated or approved a prospectus in connection with the Company's June 1998 secondary offering, as well as certain other press releases and financial reports which contained misrepresentations and material omissions and also concealed materially adverse financial information. The complaint alleges violations of Sections 11-51-501(1)(a, b, and c) and 11-51-604(3) of the Colorado Securities Act. In addition, plaintiff alleges that by reason of their positions as officers and/or directors of EFTC, Messrs. Calderon, Reid, Fuhlendorf, Hofmeister, Bruehlman, McConnell, and Ms. Reid are controlling persons of EFTC and, therefore, that these defendants violated Section 11-51-604(5) of the Colorado Securities Act. Plaintiffs also allege that defendants conduct occurred in connection with the offer, sale or purchase of EFTC securities in the secondary offering in violation of Section 11-51-604(4) of the Colorado Securities Act. Plaintiff seeks the following relief: (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between April 6, 1998 and August 20, 1998; (b) an award of compensatory and/or punitive damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under state law.

         After removal to federal court, on January 15, 1999, defendants moved to dismiss the Complaint pursuant to the Securities Litigation Uniform Standards Act of 1998, Pub. L. 105-353, in that the Complaint only asserts claims arising under the Colorado Securities Act, which are now pre-empted by federal law. Plaintiffs have filed a motion seeking to have the case remanded to state court. In any event, defendants deny the allegations of the complaint and intend to vigorously defend against the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is quoted on the Nasdaq National Market under the symbol "EFTC". On March 25, 1999, there were approximately 238 shareholders of record of the Company's Common Stock.

         The following table sets forth the high and low sale prices for the Company's common stock, as reported on the Nasdaq National Market, for the quarters presented.


                        1998 Sales Prices                 1997 Sale Prices
                         -----------------                 ----------------

                     High               Low            High              Low
First Quarter      $17.0000          $12.81250     $  6.7500         $  4.7500
Second Quarter      18.3125           11.50000        8.5000            4.6250
Third Quarter       13.7500            2.84375       14.3125            8.7500
Fourth Quarter       5.0625            2.62500       18.2500           12.0625

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

Recent Sales of Unregistered Securities.

         On February 24, 1997, the Company acquired the CE Companies, which operated two manufacturing facilities in Newberg, Oregon and Moses Lake, Washington, for total consideration of approximately $10.9 million, consisting of 1,980,000 shares of Company common stock and approximately $5.5 million in cash, which included approximately $600,000 of transaction costs. The Company determined that the issuance of such shares was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

         During September 1997, the Company issued to Richard L. Monfort, a director of the Company $15 million in aggregate principal amount of subordinated notes (the "Subordinated Notes"), with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the acquisition of certain assets from AlliedSignal. During October 1997, the Company issued a warrant (the "Warrant") to purchase 500,000 shares of common stock at a price of $8.00 per share as additional consideration for the loan represented by the Subordinated Notes. The Warrant was exercised on October 9, 1997, resulting in net proceeds to the Company of $4 million. The Company determined that the issuances of the Subordinated Notes, the Warrant and the common stock issued upon exercise of the Warrants were exempt from registration under Section 4(2) of the Securities Act because it involved a director of the Company.

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

         On March 31, 1998, the Company acquired Personal Electronics which provided quick-turn, small scale, high- mix electronic manufacturing services to OEMs in the greater Boston area and New Hampshire for total consideration of 1,800,000 shares of the Company's common stock. The Company determined that the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

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

Item 6.  Selected Financial Data

         The following selected financial data as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, are derived from the audited financial statements of the Company included as part of this report on Form 10-K and should be read in conjunction with such financial statements and the notes thereto. The data presented below as of December 31, 1996, 1995 and 1994, and for each of the years in the two-year period ended December 31, 1995, are derived from financial statements of the Company not included in this report. All financial data has been restated for the PE Merger.

                                                                            Year ended December 31,
                                                                   (In thousands, except per share data)
                                                           1998(7)        1997        1996(1)          1995       1994

Statement of Operations Data:
Net sales..........................................      $ 226,780      $ 122,079   $  60,910     $  51,580    $  53,828
Cost of goods sold.................................        200,581        102,166      56,277        46,437       47,631
                                                           -------        -------      ------        ------       ------
      Gross profit.................................         26,199         19,913       4,633         5,143        6,197
Impairment of fixed assets.........................          3,343              -         726             -            -
Goodwill amortization..............................          1,564            547           -             -            -
Merger costs (2)...................................          1,048              -           -             -            -
Selling, general and administrative expenses.......         23,038         12,712       5,916         4,324        3,065
                                                            ------         ------       -----         -----        -----
       Operating income (loss).....................         (2,794)         6,654      (2,009)          819        3,132
Interest expense...................................         (4,311)        (2,411)       (576)         (432)        (268)
Other, net (3).....................................            296          1,296         100            92          110
                                                               ---          -----         ---            --          ---

Income (loss) before income taxes..................         (6,809)         5,539      (2,485)          479        2,974
Income tax expense (benefit).......................         (2,631)         2,118        (867)          130        1,041
                                                           -------          -----       -----           ---        -----
       Net income (loss)...........................       $ (4,178)        $3,421    $ (1,618)         $349       $1,933
                                                          ========         ======    ========          ====       ======

Pro forma information (4):
       Historical net income.......................       $ (4,178)        $3,421    $ (1,618)         $349       $1,933
       Pro forma adjustment  to income tax expense
             (benefit).............................            317             41         (10)           (2)           6
                                                               ---             --        ----           ---            -
       Pro forma net income (loss).................       $ (4,495)        $3,380    $ (1,608)         $351       $1,927
                                                          ========         ======    ========          ====       ======
Pro forma income (loss) per share:
       Basic.......................................        $ (0.31)         $0.40     $ (0.28)        $0.06        $0.36
       Diluted.....................................        $ (0.31)         $0.38     $ (0.28)        $0.06        $0.36
Weighted average shares outstanding:
       Basic....................................            14,730          8,502       5,742         5,762        5,427
       Diluted.....................................         14,730          8,954       5,742         5,762        5,427


                                                                                                   December 31,
                                                             1998 (7)  1997 (5)         1996        1995         1994(6)
                                                             --------  --------         ----        ----         -------
                                                                              (In thousands)
Balance Sheet Data:
Working capital....................................        $59,037        $43,634      $9,284        $9,878       $7,015
Goodwill...........................................         44,848         46,372           -             -            -
Total assets.......................................        190,666        148,825      24,037        25,724       23,883
Current portion of long-term debt..................          4,115          3,150       1,970           196          170
Long-term debt, net of current portion.............         50,868         41,809       3,947         3,081        3,613
Shareholders' equity...............................         94,979         75,221      13,850        15,462       14,984
------------------

(1) As part of a corporate restructuring, the Company expensed $2.1 million for restructuring costs in the third quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Merger costs related to the PE Merger which was accounted for as a pooling of interests.

(3) Includes gain of approximately $1.2 million on the sale of a building used in the Company's manufacturing operations in 1997.

(4) The net income of Personal Electronics, which was not subject to income taxes due to its S corporation status, has been tax effected and included as a pro-forma adjustment to income tax expense. See Note 1 to the Consolidated Financial Statements of the Company.

(5) Includes the effects of the CE Merger, the AlliedSignal Florida/Arizona Asset Purchase, the CTI Merger and a public offering of the Company's common stock completed in 1997.

(6) The Company received $9.3 million from its initial public offering in March 1994.

(7) As part of a corporate consolidation and restructuring in 1998, the Company expensed $9.3 million in the fourth quarter of 1998. In addition, the Company completed a public offering of its common stock in June 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth below contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. See "--Special Note Regarding Forward-Looking Statements."

General

         The Company is a leading independent provider of high-mix electronic manufacturing services to OEMs in the aerospace and avionics, medical, communications, industrial instruments and controls and computer-related products industries. The Company's manufacturing services consist of assembling complex printed circuit boards, cables, electro-mechanical devices and finished products. The EFTC Services group provides repair and warranty services to OEMs in the communications and computer industries.

         The Company's quarterly results of operations are affected by several factors, primarily the level and timing of customer orders and the mix of turnkey and consignment orders. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in the customer's manufacturing strategy and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on the Company's quarterly results of operations. Other factors affecting the Company's quarterly results of operations may include, among other things, the Company's success in integrating the businesses acquired in the PE Merger and the assets and operations acquired from AlliedSignal and Bayer-Agfa, price competition, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company through managing inventories and other assets and APM, the timing of expenditures in anticipation of increased sales and fluctuations in the cost of components or labor.

Acquisitions

         In 1998, the Company entered into the AlliedSignal Kansas Asset Purchase, the Bayer-Agfa Asset Purchase and the PE Merger. In 1997, the Company entered into the CE Merger, the AlliedSignal Florida/Arizona Asset Purchase and the CTI Merger. All of these transactions have affected the Company's results of operations and financial condition. All financial information has been restated for the effects of the PE Merger, which was accounted for as a pooling of interests.

         AlliedSignal Kansas Asset Purchase. On September 30,1998, the Company completed the initial phase of the AlliedSignal Kansas Asset Purchase This operation had been located in Lawrence, Kansas and was relocated by the Company to a facility in nearby Ottawa, Kansas. The Company purchased certain equipment from AlliedSignal for approximately $1.5 million and purchased and renovated its new facility for approximately $1.7 million. The Company expects to complete the purchase of AlliedSignal's inventory by May 1999.

     Bayer-Agfa Asset Purchase. On September 1, 1998, the Company completed the Bayer-Agfa Asset Purchase. The Company purchased certain inventory and equipment located in Wilmington, Massachusetts for approximately $6.0 million.

         PE Merger. On March 31, 1998, the Company completed the PE Merger for total consideration of 1,800,000 shares of its common stock issued to the former shareholders of Personal Electronics. The acquisition of Personal Electronics has been accounted for using the pooling of interests method of accounting. Personal Electronics' revenues in 1997, 1996 and 1995 were $8.8 million, $4.0 million and $2.4 million, respectively.

         CTI Merger. On September 30, 1997, the Company completed the CTI Merger for total consideration of approximately $29.7 million in cash and debt assumption, 1,858,975 shares of the Company's common stock and a $6 million contingent payment paid upon closing of a public offering in November 1997. The Company recorded goodwill of approximately $38.9 million, which is being amortized over 30 years. In connection with this acquisition, the Company entered into the Bank One Loan (as defined below) and issued certain subordinated notes in an aggregate principal amount of $15 million. See "--Liquidity and Capital Resources."

         AlliedSignal Florida/Arizona Asset Purchase. In February 1998, the Company completed the AlliedSignal Florida/Arizona Asset Purchase. The aggregate purchase price of the assets acquired by the Company from AlliedSignal was approximately $19 million. In connection with this acquisition, the Company entered into the Bank One Loan (as defined below) and issued certain subordinated notes in an aggregate principal amount of $15 million. See "--Liquidity and Capital Resources."

         CE Merger. On February 24, 1997, the Company completed the CE Merger for total consideration of approximately $10.9 million consisting of 1,980,000 shares of common stock and approximately $5.5 million in cash, which included approximately $0.6 million of transaction costs. The Company recorded goodwill of approximately $8.0 million, which is being amortized over 30 years. The combined revenues for the CE Companies for the fiscal year ended September 30, 1996 was approximately $32.5 million. In connection with this transaction, the Company renegotiated its line of credit and obtained a 90-day bridge loan in the amount of $4.9 million (which was subsequently repaid), the proceeds from which were used to pay the cash consideration related to the CE Merger. See "--Liquidity and Capital Resources."

Results of Operations

         The following table sets forth certain operating data as a percentage of net sales:


                                                         Year ended December 31,

                                                      1998       1997       1996
                                                      ----       ----       ----
Net sales.......................................     100.0%      100.0%   100.0%
Gross profit....................................      11.6        16.3      7.6
Merger costs....................................       0.5         -        -
Selling, general and administrative expenses....      10.1        10.4      9.7
Goodwill........................................       0.7         0.4      -
Impairment of fixed assets......................       1.5         -        1.2
                                                       ---         -        ---

Operating income (loss).........................      (1.2)        5.5     (3.3)
Interest expense................................      (1.9)       (2.0)    (0.9)
Other, net......................................       0.1         1.0      0.1
                                                       ---         ---      ---

Income (loss) before income taxes...............      (3.0)        4.5     (4.1)
Income tax expense (benefit)....................      (1.2)        1.7     (1.5)
Pro forma tax expense (benefit).................       0.1         -        -
                                                    ------
Pro forma net income (loss).....................      (1.9)        2.8     (2.6)
                                                    =======        ===     =====

1998 Compared to 1997

         Net Sales. The Company's net sales increased by 85.8% to $226.8 million during the year ended December, 31, 1998 from $122.1 million for the year ended December 31, 1997. The increase in net sales is due primarily to the inclusion of: (i) a full year's revenues from the CE Companies (acquired on February 24, 1997), (ii) a full year's revenues from the Company's Ft. Lauderdale and Arizona facilities (acquired in August 1997), (iii) a full year's revenues from the CTI Companies (acquired on September 30, 1997), (iv) internal growth in revenues from Personal Electronics, (v) revenues from the Wilmington, Massachusetts facility (acquired on September 1, 1998) and (vi) revenues from the Ottawa, Kansas facility (acquired on September 30, 1998).

         Gross Profit. Gross profit increased by 31.6% to $26.2 million during the year ended December 31,1998 from $19.9 million during the year ended December 31,1997. The gross profit margin for the year ended December 31,1998 was 11.6% compared to 16.3% for the year ended December 31,1997. The gross margin decreased in 1998 because the Company established additional infrastructure to accommodate anticipated revenue growth for the year, but net sales were lower in the third and fourth quarters of the year due to soft market conditions in the electronics manufacturing services industry in general, schedule changes for avionics-related products and a greater-than-anticipated decline in products related to semiconductor manufacturing equipment. The softening of revenue growth, as explained above, convinced management and the Board of Directors to initiate a plan to consolidate and close down its Rocky Mountain operations in Greeley, Colorado. Charges of $9.3 million were included in operations in the fourth quarter of 1998. The restructuring and shut down involved the termination of approximately 140 employees. Total severance and salaries for employees performing exit activities amounted to $0.5 million. Inventory allowances of $5.4 million were recorded to provide for future losses to be incurred related to disengaged customers who will not be continuing as customers of the Company. In addition, because of the shutdown of the facility an amount of $3.3 million was recorded as an asset impairment. Of the $9.3 million in charges, $5.7 million was charged to cost of goods sold, $3.3 million was recorded as an impairment of the facility, and $0.2 million was charged to selling, general and administrative expenses. Excluding the $5.7 million in charges, gross profit margin would have been 14.1% for the year ended December 31,1998.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses increased by 81.2% to $23.0 million for the year ended December 31,1998, compared with $12.7 million for the same period in 1997. As a percentage of net sales, SGA expense decreased to 10.1% for the year ended December 31,1998, from 10.4% in the same period of 1997. The increase in SGA expenses is primarily due to the inclusion of (i) a full year's expenses of the CE Companies (acquired on February 24, 1997), (ii) a full year's expenses of the Company's Ft. Lauderdale and Arizona facilities (acquired in August 1997), (iii) a full year's expenses of the CTI Companies (acquired on September 30, 1997),
(iv) expenses of the Wilmington, Massachusetts facility (acquired on September 1,1998) and (v) expenses of the Ottawa, Kansas facility (acquired on September 30, 1998).

         Impairment of Fixed Assets. During the fourth quarter of 1998, the Company incurred a write down associated with the shutdown of the Greeley, Colorado facility in the amount of $3.3 million.

         Operating Income (Loss). Operating income decreased to a $2.8 million loss for the year ended December 31, 1998 from operating income of $6.7 million for the same period in 1997. Operating loss as a percentage of net sales decreased to negative 1.2% for the year ended December 31,1998 compared to positive 5.5% in the same period in 1997. The decrease in operating income is due primarily to the shutdown of the Rocky Mountain facility in Greeley, Colorado which resulted in charges of $9.3 million, as explained above. Without the Greeley charges, operating income as a percentage of net sales for the year ended December 31,1998 would have been approximately 2.8%. Other factors relating to the decline in operating profit were that the Company established additional infrastructure to accommodate anticipated revenue growth for the year, but net sales were lower in the third and fourth quarters of the year due to soft market conditions in the electronics manufacturing services industry in general, schedule changes for avionics related products and a greater than anticipated decline in products related to semiconductor manufacturing equipment.

         Interest Expense. Interest expense was $4.3 million for the year ended December 31,1998 as compared to $2.4 million for the same period in 1997. The increase in interest is primarily the result of incurrence of debt associated with the AlliedSignal Kansas Asset Purchase, the Bayer-Agfa Asset Purchase, the CTI Merger and increased debt used to finance the growth of inventories and receivables.

         Income Tax Expense. The income tax benefit for the year ended December 31,1998 was 34.0% of loss before income taxes, including pro forma income taxes. The effective tax rate for the year ended December 31, 1997 was 39.0%, including pro forma income taxes. The decrease in the effective tax rate is primarily due to the reduction of the 1998 income tax benefit for nondeductible goodwill amortization.

1997 Compared to 1996

         Net Sales. The Company's net sales increased by 100.5% to $122.1 million during the year ended December 31, 1997, from $60.9 million for the year ended December 31, 1996. The increase in set sales is due primarily to the inclusion of the operations from the CE Companies, acquired on February 24, 1997, the inclusion of the operations of the Company's Ft. Lauderdale and Arizona facilities, acquired from AlliedSignal in August 1997, the inclusion of the CTI Companies, acquired on September 30, 1997, the growth in revenues of Personal Electronics and increased orders from existing customers.

         Gross Profit. Gross profit increased by 332.6% to $19.9 million during the year ended December 31, 1997, from $4.6 million during the year ended December 31,1996. The gross profit margin for the year ended December 31, 1997 was 16.3% compared to 7.6% for the year ended December 31, 1996. The increase in gross profit percentage is related to (i) the operations of the CE Companies, which have historically had a higher gross profit margin, (ii) the adoption of APM in the later part of 1996 in the Rocky Mountain facility which has resulted in greater operating efficiencies, and (iii) the operations of the CTI Companies, which have also have historically had a higher gross profit percentage. In addition, as revenues have increased, fixed overhead costs such as labor costs and depreciation have been absorbed in cost of goods resulting in higher margins. Finally, the Company incurred a restructuring charge in cost of goods sold of $0.5 million in the third quarter of fiscal 1996, primarily related to severance costs and the write-off of inventory associated with the restructuring of the Company's customer base, which accentuated the difference in gross profit margins between 1997 and 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expenses increased by 115.3% to $12.7 million for the year ended December 31, 1997, compared with $5.9 million for the same period of 1996. As a percentage of net sales, SGA expense increased to 10.4% for the year ended December 31, 1997, from 9.7% in the same period of 1996. The Company incurred a restructuring charge of $0.9 million in the third quarter of 1996, primarily from severance pay for terminated employees at the Rocky Mountain facility. Without the restructuring charge, SGA expense for 1996 would have been 8.2% of sales. The increase in SGA expenses is primarily due to the inclusion of the CE Companies', the CTI Companies', the Company's Fort Lauderdale and Arizona facilities' SGA expenses and increased investment in information technology and marketing.

         Operating Income. Operating income increased to $6.7 million for the year ended December 31, 1997, from a loss of $2.0 million for the same period in 1996. Operating income as a percentage of net sales increased to 5.5% in the year ending December 31, 1997 from negative 3.3% in the same period of 1996. The increase in operating income is attributable to the CE Merger, the CTI Merger, the increase in operating income of Personal Electronics, increased efficiencies associated with APM, and the acquisition and operation of the Fort Lauderdale and Tucson facilities. Without the $2.1 million charge for restructuring in the third quarter of 1996, the 1996 operating profit margin would have been approximately breakeven.

         Interest Expense. Interest expense was $2.4 million for the year ended December 31, 1997 as compared to $0.6 million for the same period in 1996. The increase in interest is primarily the result of the incurrence of debt associated with the CE Merger, the AlliedSignal Florida/Arizona Asset Purchase, the CTI Merger, and increased operating debt used to finance both inventories and receivables for the Company in fiscal 1997.

         Income Tax Expense. The effective income tax rate for the year ended December 31, 1997 was 39.0% including pro forma income taxes compared to 35.2% for the same period a year earlier. The Company anticipates higher income tax rates due to the impact of nondeductible goodwill relating to the CTI Merger and CE Merger.

         Quarterly results. The following table presents unaudited quarterly operating data for the most recent eight quarters for the two years ended December 31, 1998. The information includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation thereof. All financial data has been restated for the PE Merger.


                                                                    Quarter Ended
                                                        (In thousands, except per share data)
                               March 31,  June 30,September 3December 31,  March 31,   June 30,September 30December 31,
                                    1997      1997       1997        1997       1998       1998        1998        1998

                              -----------------------------------------------------------------------------------------
Net Sales.....................   $16,041   $24,617    $30,483     $50,938    $54,200    $61,328     $52,805     $58,447
Cost of goods sold............   13,941    20,863      25,750     41,613     44,297     50,931      46,202      59,151
                               --------- ---------   --------   ---------  ---------  ---------   ---------   --------

Gross profit..................     2,100     3,754      4,733       9,325      9,903     10,397       6,603       (704)
Impairment of fixed assets....         -         -          -           -          -          -           -       3,343
Goodwill amortization ........        23        67         67         390        391        391         391         391
Merger costs..................         -         -          -           -       1048          -           -           -
Selling, general and
administrative expenses.......     1,213    1,995       2,288      7,214      5,321       5,361      4,950       7,406
                              --------------------  --------- ---------------------------------- ----------  ---------

Operating income (loss).......       864     1,692      2,378       1,721      3,143      4,645       1,262    (11,844)
Interest expense and other,
net...........................      (192)    (346)        641     (1,220)      (869)       (938)    (1,078)     (1,130)
                              --------------------  ---------  ---------- ---------------------- ----------  ----------

Income (loss) before income
taxes.........................       672     1,346      3,019         501      2,274      3,707         184    (12,974)
Income tax expense (benefit)..       73        266        795        984        935        1,483         68     (5,117)
                               -------------------- --------------------- -----------------------------------------------

Net income (loss).............      599     1,080       2,224       (483)     1,339      2,224         116      (7,857)
                                    ====    ======      =====       =====     ======     ======        ====     =======

Pro forma net income (loss)... $    420   $   830     $ 1,897  $     232  $   1,022  $   2,224    $    116   $  (7,857)
                               =========  ========    =======  ========== ========== ==========   =========  ==========

Pro forma income (loss) per
share - diluted............... $   0.06    $  0.11   $   0.22    $   0.02$     0.07 $     0.15    $   0.01   $  (0.51)
                               =========   =======   ========    ==============================   =========  =========

Weighted average shares
outstanding - diluted.........     6,658     7,921      8,476      12,438     14,400     14,825      15,740      15,542



         Although management does not believe that the Company's business is materially affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or year.

Liquidity and Capital Resources

         At December 31, 1998, working capital totaled $59.0 million. Working capital at December 31, 1997 was $43.6 million. The increase in working capital in 1998 is primarily attributable to a public offering that was completed in June 1998 with net proceeds to the Company of approximately $21.4 million which were used to repay a portion of the Bank One Loan (as defined below). The portion of the Bank One Loan that had been repaid was subsequently reborrowed to fund increases in inventory and accounts receivable related to increased business associated with the Bayer-Agfa Asset Purchase and the AlliedSignal Kansas Asset Purchase in 1998.

         Cash used in operations for the year ended December 31, 1998 was $18.2 million compared to cash used in operations of $29.4 million for the same period in 1997. The primary use of cash in 1998 was to support increased levels of inventories and receivables associated with the Bayer-Agfa Asset Purchase and the AlliedSignal Kansas Asset Purchase. The AlliedSignal Florida/Arizona Asset Purchase and the CTI Merger resulted in a significant use of funds, particularly in the purchase of inventory and equipment in the third quarter of 1997. Accounts receivable increased 34.3% to $34.1 million at December 31, 1998 from $25.4 at December 31, 1997. A comparison of receivable turns

(e.g., annualized sales divided by current accounts receivable) for 1998 compared to 1997 is 6.6 and 4.8, respectively. Inventories increased 31.9% to $60.8 million at December 31, 1998 from $46.1 million at December 31, 1997. A comparison of inventory turns (i.e., annual cost of sales divided by current inventory) for the year ended 1998 and 1997 shows an increase to 3.3 from 2.2, respectively. The 1997 receivable turns and inventory turns are distorted because the cost of sales for the year includes only ten months from the CE Companies, three months from the CTI Companies, and only four and one-half months from the AlliedSignal Florida/Arizona Asset Purchase, while the balance sheet includes the receivables and inventories from these operations. The 1998 receivable turns and inventory turns are affected in the same way by the Bayer-Agfa Asset Purchase and the AlliedSignal Kansas Asset Purchase that occurred on September 1, 1998 and September 30, 1998, respectively.

         The Company used cash to purchase capital equipment totaling $22.9 million (including $2.6 million for fixed assets purchased as part of the Bayer-Agfa Asset Purchase and the AlliedSignal Kansas Asset Purchase) for the year ended 1998 compared with $13.5 million (including $2.2 million for fixed assets purchased as part of the AlliedSignal Florida/Arizona Asset Purchase) in the same period last year. The Company also used cash to pay part of the purchase price of the CE Companies and CTI Companies, as explained earlier, in the amount of approximately $31.0 million in 1997. Proceeds from long-term borrowings of approximately $35 million were used to help fund the purchase of the CTI Companies and CE Companies.

         In connection with the CTI Merger and the AlliedSignal Florida/Arizona Asset Purchase, the Company entered into a Credit Facility, dated as of September 30, 1997 (the "Bank One Loan"), provided by Bank One, Colorado, N.A. The Bank One Loan currently provides for a $40 million revolving line of credit, maturing on September 30, 2000 and a $15.9 million term loan maturing on September 30, 2002. The Bank One Loan bears interest at a rate based on either the London Inter-Bank Offering Rate ("LIBOR") or Bank One prime rate plus applicable margins. Borrowings on the revolving facility are subject to limitation based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. As of December 31, 1998, the outstanding principal amount of borrowings under the Bank One Loan was $39.7 million and the amount available for borrowing was approximately $16.2 million.

         In September 1997, the Company issued to a director of the Company $15 million in aggregate principal amount of subordinated notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the AlliedSignal Florida/Arizona Asset Purchase. As of December 31, 1998, the outstanding principal amount of the subordinated notes is approximately $5 million.

         In December 1998, the Company entered into a sale-leaseback transaction with a director and stockholder of the Company. Two manufacturing facilities (one in Newberg, Oregon and one in Tucson, Arizona) were sold for $10.5 million and leased back to the Company. The proceeds were used to pay down a portion of the Bank One Loan. The lease is accounted for as a financing transaction, thus the assets and related long-term debt continue to be shown on the Company's balance sheet. The transaction has an imputed interest rate of 8.68%. The lease term is for 5 years with monthly payments of $90,000. At the end of the lease term, the Company has the option to repurchase the facilities for approximately $9.4 million. If the option is not exercised, the Company can renew the lease for an additional 5 years under similar terms, subject to adjustment for interest rates in effect at the time of renewal.

         In June 1998, the Company issued 1,770,000 shares of its common stock in a public offering for proceeds of $21.4 million which were used to repay a portion of the Bank One Loan.

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income", Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", Statement No. 132 "Employers Disclosures About Pensions and Other Postretirement Benefits" and, during 1998, Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." During 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of these pronouncements did not and is not expected to have a significant effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. The Company will adopt the statement's disclosure requirements in financial statements for the year ending December 31, 2000.

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

         The Company has undertaken a project to address the Y2K issue across its operating units. The initial evaluation of all primary systems was completed in 1998 with remediation scheduled for the first half of 1999. The Company anticipates that its primary standard networks, operating systems, Oracle and other packaged applications, and desktop systems are or will be compliant upon the implementation of currently pending upgrades. Systems that have Y2K issues are expected to be identified during the evaluation period. The Company intends to either update or replace these systems as they are identified. Any embedded program applications, such as machine controllers and building systems, are to be evaluated and the manufacturers contacted for remediation. This process has already begun at most sites, and is formalized as part of the Company's Y2K project.

         As part of the Company's Y2K project, the Company has begun contacting all of its suppliers and customers at the site or division level to determine the extent to which the Company is vulnerable to those third party failures to remediate their Y2K issues. As part of the Company's overall Y2K project this activity will be tracked across the Company to more efficiently track activity with common customers and suppliers. The Company will continue to contact significant suppliers and customers throughout 1999 to follow-up on their progress. However, there can be no assurance that the systems of the other companies on which the Company's business relies will be timely converted or that failure to convert or a conversion that is incompatible with the Company's own systems will not have a material adverse affect on the Company and its operations.

         Expenditures in 1998 for the Company's Y2K project did not have a significant impact on the Company's operating results. Management believes that expenditures in 1999 will not significantly impact the Company's operating results, assuming no significant Y2K issues are discovered in evaluating embedded technology.

         The Company's failure to resolve Y2K issues before December 31,1999 could result in system failures or miscalculations causing disruptions in operations, including a temporary inability to manufacture products, process transactions, send invoices or engage in other normal business activities. Additionally, the failure of third parties upon whom the Company's business relies to timely remediate their Y2K issues could result in disruptions in the Company's supply of parts and materials, late or misapplied invoices, temporary disruptions in order processing and other general problems related to the Company's daily business operations. While the Company can assess the Y2K readiness of a more significant number of its suppliers and customers, the overall risk associated with Y2K remain difficult to accurately describe and quantify. Thus there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's operations.

         The Company has not yet adopted a Y2K contingency plan. It is the Company's goal to have the principal Y2K issues resolved by the end of the second quarter of 1999. As part of the Company's Y2K project, the Company has a Y2K compliance resource to coordinate compliance and remediation across all divisions. Final Y2K verification is planned for the end of June 1999. However, the Company intends to develop a contingency plan for addressing Y2K issues by end of April 1999 in the event the Company's Y2K project should fall behind schedule.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, prospects for achieving cost savings, increased capacity utilization, improved profitability and other improved financial indicators in connection with the closure of the Company's Greeley facility, the amount of restructuring charges to be incurred by the Company in connection with such closure, the prospects for successfully integrating acquired operations and the MIS System, other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component, contract manufacturing and repair industries, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in implementing the Company's new management information system, difficulties in managing the Company's growth or in integrating new businesses, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of the Company's Greeley facility, the Company's success in limiting costs associated with such closure, the Company's ability to keep pace with technological developments, governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

               The Company's Bank One Loan is comprised of a $40 million revolving line of credit and a $15.9 million term loan. As of December 31, 1998, the Company had borrowed an aggregate principal amount of $39.7 million. The interest rate on Bank One Loan is based either on the Bank One prime rate or the LIBOR, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that could impact financial results. To protect against the risk of interest rate fluctuations, the Company has entered into an interest rate swap agreement that covers its term loan and has effectively fixed the interest rate on the entire outstanding principal amount of the term loan at 6.25%, plus applicable margins pursuant to the loan agreement, through its maturity date of September 2002. If interest rates were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $240,000 for the revolving line of credit.

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



                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                              Additions
                                         Balance at   Charged to
                                        beginning of   costs and    Charged to                        Balance at
        Year Ended December 31,            period      expenses   other accounts (1) Deletions  (2) end of period
        -----------------------            ------      --------   --------------     ---------      -------------

Accounts receivable -
     allowance for doubtful accounts:

1996...................................    $   20,000   $      -       $         -   $        -         $   20,000
                                                                                              -
1997...................................        20,000     (239,749)        693,428            -            473,679
1998...................................       473,679    1,019,841          23,833      195,450          1,321,903

Inventory - reserve for obsolescence:
1996...................................        20,000            -              -                  -        20,000
1997...................................        20,000       24,542      2,196,444       217,534          2,023,452
1998...................................     2,023,452    6,974,937      1,486,640     2,097,237  (3)     8,387,792

------------------
(1) Amounts charged to other accounts were recorded in conjunction with acquisitions.

(2)  Deletions relate to write-offs unless otherwise indicated.

(3) Deletions of $2,086,640 relate to adjustments to the purchase price allocations of acquisitions.


INDEPENDENT AUDITORS' REPORT

The Board of Directors
EFTC Corporation:

Under date of January 26, 1999, except as to note 14, which is as of March 22, 1999, we reported on the consolidated balance sheets of EFTC Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Denver, Colorado
January 26, 1999


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

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

(a) 1. Financial Statements-The financial statements listed in the index to Financial Statements, which appears on page 23, are filed as part of this annual report.

         2. Financial Statement Schedules-Schedule II- Valuation and Qualifying Accounts and the accompanying opinion of KPMG LLP which appear on page 24 are filed as part of this annual report.

         3. Exhibits-The following exhibits are filed as part of this annual report.

Exhibit
Number                                         Document Description

     3.1      Amended and Restated Articles of Incorporation of the Company (1)
     3.2 Articles of Amendment to the Articles of Incorporation of the Company (1)
     3.3      Amended and Restated Bylaws of the Company (1)
     4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3, respectively
     4.2      Specimen Common Stock Certificate of the Company (1) Form of
    10.1 Registration Rights Agreement dated January 1994 between the Company and the parties thereto (1)
    10.2 Registration Rights Agreement dated as of February 24, 1997, among the Company, Charles E. Hewitson, Matthew J. Hewitson and Gregory Hewitson and certain other parties (2)
    10.3 Registration Rights Agreement dated as of March 31, 1998, among the Company, Raymond Marshall and Robert Monaco (8)
    10.4 Agreement and Plan of Reorganization among the Company, CTI Acquisition Corp., and Circuit Test, Inc., dated as of July 9, 1997 (4)
    10.5 Limited Liability Company Unit Purchase Agreement among the Company, CTLLC Acquisition Corp., Airhub Service Group, L.C., and CTI International, L.C., dated as of July 9, 1997 (4)
    10.6 Registration Rights Agreement dated as of September 30, 1997 among the Company and CTI Shareholders (4)

     10.7 Indemnification Agreement dated as of September 30, 1997 among the Company, CTI Shareholders and the LLC Members (4)

     10.8 Earnout Agreement dated as of September 30, 1997 among the Company and the LLC Members (4)

     10.9.1 Master Agreement Regarding Asset Purchase and Related Transactions among the Company, AlliedSignal Avionics, Inc., a Kansas corporation ("Avionics"), and AlliedSignal, Inc., operating through its Aerospace Equipment Systems Unit ("AES"), dated as of July 15, 1997, as amended by the First Amendment to Master Agreement dated as of July 31, 1997, and as further amended by the Second Amendment to Master Agreement dated as of August 11, 1997 (3)

     10.9.2    Third Amendment to Master Agreement dated as of September 5, 1997
               (6)

     10.10 Supplier Partnering Agreement between the Company and AlliedSignal, Inc. dated as of September 29, 1998 (7)

     10.11 Amended and Restated License Agreement between the Company and AlliedSignal Technologies, Inc., dated as of September 5, 1997
               (6)

     10.12 Sublease Agreement dated as of August 11, 1997 between the Company and AlliedSignal, Inc. (3)

     10.13 Credit Agreement dated September 30, 1997 between the Company and Bank One, Colorado, N.A. ("Bank One") (4)

     10.14 Pledge and Security Agreement dated as of September 30, 1997 by the Company to Bank One (4)

     10.15 Security Agreement and Assignment dated as of September 30, 1997 between the Company and Bank One (4)

     10.16 Deed of Trust and Security Agreement dated as of September 30, 1997, among the Company as Grantor, Bank One, as Agent and Beneficiary, and Northwest Title Company as Trustee (4)

     10.17 Deed of Trust and Security Agreement and Financing Statement dated as of September 30, 1997 from the Company to The Public Trustee of Weld County for Bank One, as Beneficiary (4)

     10.18 Note Agreement between the Company and Richard L. Monfort dated as of September 5, 1997, including the form of Floating Rate Subordinated Note attached as Exhibit A thereto (4)

     10.19 Form of Warrants to Purchase an aggregate of 80,000 shares of Common Stock of the Company, dated as of March 11, 1994, issued to Dain Bosworth Incorporated and Stephens Inc., underwriters, in connection with the Company's initial public offering (6)

     10.20+    1989 Stock Option Plan (1)

     10.21+    1993 Incentive Stock Option Plan (1)

     10.22+ EFTC Corporation Equity Incentive Plan, amended and restated as of July 9, 1997 (6)

     10.23+ EFTC Corporation Stock Option Plan for Non-Employee Directors, amended and restated as of July 9, 1997 (6)

     10.24+    Employment Agreement with Jack Calderon dated as of June 5, 1998
               (7)

     10.25+ Form of Consulting Agreement entered into by the Company with OnCourse Inc., dated as of February 24, 1997 (5)

     10.26+ Form of Employment Agreement, dated as of September 30, 1997, entered into by the Company, CTI and Allen S. Braswell, Jr. (4)

     10.27+ Form of Employment Agreement, dated as of March 31, 1998, entered into by the Company and Robert Monaco (8)

    *10.28+    1998 Management Bonus Plan

    *21.1      List of Subsidiaries

    *23.1      Consent of KPMG LLP

    *27.1      Financial Data Schedule
------------
 *  Filed herewith
 +  Management Compensation Plan
(1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-73392-D) filed on December 23, 1993
(2) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on March 5, 1997
(3) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on August 26, 1997

(4) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on October 15, 1997
(5) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-23332) filed on March 27, 1997
(6) Incorporated by reference from the Company's Registration Statement on Form S-2 (File No. 333-38444) filed on October 21, 1997
(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-23332) filed on November 16, 1998
(8) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on April 15, 1998

(b)      Reports on Form 8-K

         The Company has not filed any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 30th day of March, 1999.


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


                                            Position Held
         Signature                          With the Registrant                         Date


         /s/Jack Calderon                   President and Director              March 30, 1999
         ------------------
         Jack Calderon                      (Principal Executive Officer)


         /s/Stuart W. Fuhlendorf            Chief Financial Officer and         March 30, 1999
         -----------------------
         Stuart W. Fuhlendorf               Director (Principal Financial
                                            Officer)


         /s/Brent L. Hofmeister             Controller (Principal               March 30, 1999
         ----------------------
         Brent L. Hofmeister                Accounting Officer)


         /s/Allan S. Braswell, Jr.          Director                            March 30, 1999
         -------------------------
         Allan S. Braswell, Jr.


         /s/James A. Doran                  Director                            March 30, 1999
         ------------------
         James A. Doran


          /s/Charles Hewitson               Director                            March 30, 1999
         ------------------
         Charles Hewitson


         /s/Robert McNamara                 Director                            March 30, 1999
         ------------------
         Robert McNamara









         /s/Robert Monaco                   Director                            March 30, 1999
         ------------------
         Robert Monaco


         /s/Richard L. Monfort              Director                            March 30, 1999
         ---------------------
         Richard L. Monfort


         /s/Gerald J. Reid                  Director                            March 30, 1999
         ------------------
         Gerald J. Reid


         /s/Masoud S. Shirazi               Director                            March 30, 1999
         --------------------
         Masoud S. Shirazi


                          Independent Auditors' Report


The Board of Directors
EFTC Corporation:

We have audited the accompanying consolidated balance sheets of EFTC Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFTC Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                            KPMG LLP


Denver, Colorado
January 26, 1999, except as to
    Note 14, which is as of
    March 22, 1999


EFTC CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1998 and 1997



Assets (Note 4)                                                           1998            1997 (1)
Current assets:
 Cash and cash equivalents                                         $       622,672         1,877,010
 Trade receivables, less allowance for doubtful accounts of
  $1,321,903 and $474,000, respectively                                 34,123,302        25,412,340
 Inventories (note 3)                                                   60,758,976        46,066,650
 Income taxes receivable                                                   124,785               --
 Deferred income taxes (note 6)                                          5,259,000           494,290
 Prepaid expenses and other                                              2,241,546           759,668

    Total current assets                                               103,130,281        74,609,958

Property, plant and equipment (note 11):
 Land, buildings and improvements                                       18,731,895         7,062,881
 Machinery and equipment                                                17,435,505        14,354,997
 Furniture, fixtures and computer equipment                              9,410,557         4,105,731
 Construction in progress                                                      --          4,791,288

                                                                        45,577,957        30,314,897

 Less accumulated depreciation                                          (6,958,900)       (5,957,233)

    Net property, plant and equipment                                   38,619,057        24,357,664

Goodwill, net of accumulated amortization of $2,110,707
 and $546,747, respectively (note 2)                                    44,847,900        46,372,060
Other assets, net                                                        4,069,103         3,484,897

    Total assets                                                   $   190,666,341       148,824,579

Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                                  $    28,043,035        23,579,663
 Accrued compensation                                                    2,980,547         2,365,034
 Income taxes payable                                                          --            608,585
 Other accrued liabilities                                               3,355,003         1,272,544
 Current portion of long-term debt (note 4)                              4,115,142         3,150,000
 Deposit on inventory finance arrangement                                5,600,000               --

    Total current liabilities                                           44,093,727        30,975,826

Long-term debt, net of current portion (note 4):
 Related party                                                          15,098,347         7,513,703
 Others                                                                 35,770,000        34,295,000

    Total long-term debt, net of current portion                        50,868,347        41,808,703

Deferred income taxes (note 6)                                             724,798           818,686

    Total liabilities                                                   95,686,872        73,603,215

Shareholders' equity (notes 4 and 7):
 Preferred stock, $.01 par value, authorized 5,000,000 shares;
  none issued or outstanding                                                   --                --
 Common stock $.01 par value, authorized 45,000,000 shares; issued
  and outstanding 15,542,989 and 13,641,776 shares, respectively           155,430           136,418
 Additional paid-in capital                                             91,990,252        68,040,433
 Retained earnings                                                       2,833,787         7,044,513

    Total shareholders' equity                                          94,979,469        75,221,364

Commitments and contingencies (notes 2, 4, 5, 9 and 13)

    Total liabilities and shareholders' equity                     $   190,666,341       148,824,579

(1) Restated for pooling of interests - See note 2.


See accompanying notes to consolidated financial statements.

EFTC CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1998, 1997 and 1996



                                     1998        1997 (1)      1996 (1)

Net sales                       $ 226,779,631   122,079,117   60,910,316
Cost of goods sold (note 11)      200,580,511   102,166,332   56,276,756

    Gross profit                   26,199,120    19,912,785    4,633,560

Operating costs and expenses:
 Selling, general and
  administrative(note 11)          23,037,952    12,711,431    5,917,034
 Amortization of goodwill           1,563,961       546,747           --
 Impairment of fixed assets
  (note 11)                         3,342,483            --      725,869
 Merger costs                       1,048,308            --           --

    Operating income (loss)        (2,793,584)    6,654,607   (2,009,343)

Other income (expense):
 Interest expense                  (4,311,505)   (2,410,860)    (575,673)
 Gain on sale of assets               133,729     1,156,618       50,012
 Other, net                           162,300       138,959       50,436
                                   (4,015,476)   (1,115,283)    (475,225)

    Income (loss) before income
     taxes                         (6,809,060)    5,539,324   (2,484,568)

Income tax expense (benefit)
 (note 6)                          (2,630,905)    2,118,395     (866,661)

    Net income (loss)           $  (4,178,155)    3,420,929   (1,617,907)

Pro forma information
 (unaudited) (note 1):
 Historical net income (loss)   $  (4,178,155)    3,420,929   (1,617,907)
 Pro forma adjustment to income
  tax expense (benefit)               316,636        40,797       (9,727)

    Pro forma net income (loss) $  (4,494,791)    3,380,132   (1,608,180)

Pro forma income (loss) per
 share:
 Basic                          $     (0.31)         0.40        (0.28)

 Diluted                        $     (0.31)         0.38        (0.28)

Weighted average common shares
 outstanding:
 Basic                             14,729,651    8,502,160     5,742,139

 Diluted                           14,729,651    8,954,525     5,742,139

(1) Restated for pooling of interests - See note 2.


See accompanying notes to consolidated financial statements.


EFTC CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 1998, 1997 and 1996



                                                                             Additional                      Total
                                                       Common stock           paid-in        Retained    shareholders'
                                                 Shares         Amount        capital        earnings        equity

Balances at January 1, 1996 (1)                5,740,860   $     57,409     10,163,204      5,241,491     15,462,104

Stock options exercised                            1,800             18          5,976            --           5,994
Net loss                                             --             --             --      (1,617,907)    (1,617,907)

Balances at December 31, 1996 (1)              5,742,660         57,427     10,169,180      3,623,584     13,850,191

Issuance of common stock in
 business combinations (note 2)                3,838,975         38,389     14,143,793            --      14,182,182
Issuance of common stock,
 net of costs (note 7)                         3,506,841         35,069     38,917,065            --      38,952,134
Warrants issued in connection with
 subordinated debt (note 7)                          --             --         489,786            --         489,786
Stock options and warrants exercised             553,300          5,533      4,225,131            --       4,230,664
Tax benefit from exercise of stock options
 (note 6)                                            --             --          95,478            --          95,478
Net income                                           --             --             --       3,420,929      3,420,929

Balances at December 31, 1997 (1)             13,641,776        136,418     68,040,433      7,044,513     75,221,364

Conversion of notes payable to
 shareholders' equity (note 2)                       --             --       1,397,922            --       1,397,922
Issuance of common stock, net of costs         1,770,000         17,700     21,313,960            --      21,331,660
Stock options and warrants exercised             131,213          1,312        511,926            --         513,238
Tax benefit from exercise of stock options
 (note 6)                                            --             --         693,440            --         693,440
Termination of S Corporation tax status
 of pooled company (note 2)                          --             --          32,571        (32,571)           --
Net loss                                             --             --             --      (4,178,155)    (4,178,155)

Balances at December 31, 1998                 15,542,989   $    155,430     91,990,252      2,833,787     94,979,469


(1) Restated for pooling of interests - See note 2.


See accompanying notes to consolidated financial statements.


EFTC CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1998, 1997 and 1996



                                                     1998        1997 (1)      1996 (1)
Cash flows from operating activities:
 Net income (loss)                              $(4,178,155)    3,420,929    (1,617,907)
 Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
   Depreciation and amortization                  6,244,070     2,676,267     1,358,314
   Deferred income tax expense (benefit)         (4,858,598)      755,650      (322,268)
   Loss (gain) on sale and impairment of
     property, plant and equipment, net           2,942,754    (1,149,638)      709,359
   Other, net                                        16,326           --            --
   Changes in  operating  assets and
    liabilities,  exclusive  of the effects of
    acquisitions:
     Trade receivables                           (8,710,962)  (16,444,265)      858,283
     Inventories                                (14,692,326)  (28,799,065)      694,730
     Income taxes receivable                       (124,785)      616,411      (541,489)
     Income taxes payable                            84,855       604,100          --
     Prepaid expenses and other current assets   (1,481,878)     (235,478)      295,079
     Other assets                                  (584,206)   (2,409,343)       67,375
     Accounts payable and other accrued
      liabilities                                 7,161,344    11,550,845    (2,009,079)

        Net cash used by operating activities   (18,181,561)  (29,413,587)     (507,603)

Cash flows from investing activities:
 Purchase of property, plant and equipment      (22,884,257)  (13,496,255)   (2,184,114)
 Proceeds from sale of property,  plant and
   equipment                                      1,000,000     2,419,820       345,538
 Payments for business combinations, net of         (39,800)  (30,997,426)          --
   cash acquired
        Net cash used by investing activities   (21,924,057)  (42,073,861)   (1,838,576)

Cash flows from financing activities:
 Stock options  and warrants exercised              513,238     4,326,142         5,994
 Issuance of common stock for cash, net of costs 21,331,660    38,952,134           --
 Deposit on inventory finance arrangement         5,600,000            --           --
 Borrowings (payments) on lines of credit and
  short-term notes payable, net                   6,365,000    15,595,000     1,800,000
 Proceeds from long-term debt                    10,500,000    83,345,391       459,566
 Principal payments on long-term debt            (5,458,618)  (68,283,612)     (217,033)
 Deferred debt issuance costs                           --       (977,500)          --

        Net cash provided by financing
         activities                              38,851,280    72,957,555     2,048,527

        Increase (decrease) in cash and cash
          equity                                  (1,254,338)   1,470,107      (297,652)

Cash and cash equivalents:
 Beginning of year                                1,877,010       406,903       704,555

 End of year                                    $   622,672     1,877,010       406,903

Supplemental  disclosures  of cash flow
 information:
Cash paid during the year for:
  Interest                                      $ 4,343,956     2,022,881      567,321

  Income taxes, net                             $ 1,116,000       118,608          --

 Common stock issued in business combinations   $       --      14,182,182         --

 Conversion of notes payable to shareholders to $ 1,397,922           --           --

(1) Restated for pooling of interests - See note 2.


See accompanying notes to consolidated financial statements.

                                EFTC CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997




                                                                     (Continued)
 (1)   Nature of Business and Significant Accounting Policies

       (a)    Business

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

              The Company operates in one business seqment and substantially all of its operations are domestic.

       (b)    Basis of Presentation

              The accompanying consolidated financial statements include the accounts of EFTC Corporation and its wholly-owned subsidiaries since the date of formation or acquisition, as described in note
              2. All intercompany balances and transactions have been eliminated in consolidation.

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       (c)    Cash and Cash Equivalents

              Cash and cash equivalents include highly liquid investments with maturities at the date of purchase of three months or less.

       (d)    Inventories

              Inventories are stated at the lower of standard cost, which approximates weighted average cost, or market.

       (e)    Property, Plant and Equipment

              Property, plant and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed using straight-line and accelerated methods over estimated useful lives ranging from 31 to 39 years for buildings, and 5 to 10 years for furniture and fixtures and machinery and equipment. For the year ended December 31, 1998, the Company incurred interest costs of $4,761,505, of which approximately $450,000 was capitalized for assets under construction.

       (f)    Goodwill and Other Assets

              Goodwill is amortized using the straight-line method over 30 years. Other assets include acquired intellectual property consisting of circuit board assembly designs and specifications which are being amortized over 10 years using the straight-line method and deferred financing costs which are being amortized over the term of the related debt.

       (g)    Impairment of Long-Lived Assets

              The Company accounts for long-lived assets under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In connection with the Company's restructurings in December 1998 and August 1996, the Company recorded provisions for impairment of certain fixed assets of approximately $3,342,000 and $726,000, respectively.

       (h)    Income Taxes

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

       (i)    Revenue Recognition

              The Company recognizes revenue upon shipment of products to customers or when services are provided.

       (j)    Income (Loss) Per Share

              Income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic EPS excludes dilution for potential common shares and is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In 1997, diluted weighted average shares outstanding includes 452,365 potential shares, consisting of stock options and warrants, determined using the treasury stock method. Basic and diluted EPS are the same in 1998 and 1996 as all potential common shares were antidilutive.

(k)      Pro Forma Net Income

              To properly reflect the Company's pro forma net income, the net income of Personal Electronics (Personal) (see note 2), which was not subject to income taxes prior to the merger with the Company due to their S corporation status, has been tax effected and included as a pro forma adjustment to income tax expense in the accompanying consolidated statements of operations. This adjustment was computed as if the merged company had been a taxable entity subject to federal and state income taxes for all periods presented at the marginal tax rates applicable in such periods.

       (l)    Stock-based Compensation

              The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures of net income and income per share, as required by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock based Compensation, are included in note 7 to the consolidated financial statements.

       (m)    Reclassifications

              Certain prior year amounts have been reclassified to conform with the current year presentation.

 (2)   Business Combinations and Asset Acquisitions

       On March 31, 1998, EFTC Corporation acquired, through a merger, RM Electronics, Inc., doing business as Personal Electronics (Personal), in a business combination accounted for as a pooling of interests. EFTC issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal.
       Accordingly, the Company's consolidated financial statements have been restated for all periods presented to combine the financial position, results of operations and cash flows of Personal with those of the Company.

       Revenue, net income (loss) and pro forma net income (loss) of EFTC and of Personal, prior to the merger with the Company, for the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996 are as follows:


                                                       EFTC Corporation       Personal          Combined
                                                       -----------------  ----------------- ------------------

       Three months ended March 31, 1998:

          Revenue                                    $     50,998,224          3,201,343         54,199,607
          Net income                                          526,944            811,887          1,338,831
          Pro forma net income                                526,944            495,251          1,022,195

       Year ended December 31:

       1997:
          Revenue                                         113,243,983          8,835,134        122,079,117
          Net income                                        3,316,321            104,608          3,420,929
          Pro forma net income                              3,316,321             63,811          3,380,132

       1996:
          Revenue                                          56,880,067          4,030,249         60,910,316
          Net loss                                         (1,592,965)           (24,942)        (1,617,907)
          Pro forma net loss                               (1,592,965)           (15,215)        (1,608,180)

       In connection with the acquisition, the Company incurred merger costs of $1,048,308, which were charged to operations in March 1998. Notes payable to shareholders of Personal in the amounts of $1,397,922 were converted to equity upon consummation of the merger.

       On September 1, 1998, the Company acquired the circuit card assembly operations of the Agfa Division of Bayer Corporation. Certain inventory and equipment were purchased in the amount of approximately $6.0 million and certain employees associated with the circuit card operation were hired by the Company. In connection with the transaction, the Company entered into long-term supply agreements whereby EFTC will produce and supply circuit card assemblies to Agfa's Electronic Prepress Systems and Medical Diagnostics Divisions.

       On September 30, 1998, the Company completed the initial closing of an agreement with AlliedSignal, Inc. (AlliedSignal) for the acquisition of the circuit card assembly operation for the Business & General Aviation Enterprise of AlliedSignal Electronic & Aviation Systems in Ottawa, Kansas. The Company acquired approximately $1.5 million in manufacturing equipment and facilities and hired certain employees formerly employed by AlliedSignal. In connection with the transaction, the Company amended its long-term supply agreement with AlliedSignal to include production of circuit card assemblies by the Company at the Ottawa facility.

       On September 30, 1997, the Company acquired three affiliated companies, Circuit Test, Inc., Airhub Service Group, L.C. and CTI International, L.C. (the CTI Companies), for approximately $35.7 million consisting of 1,858,975 shares of the Company's common stock and approximately $26.5 million in cash, which includes approximately $1.4 million of transaction costs and a $6 million payment upon completion of the common stock offering in October 1997, as described in note 7. The Company recorded goodwill of approximately $38.9 million, in connection with the transaction. The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition.

       In August and September 1997, the Company completed the initial elements of two additional transactions with AlliedSignal pursuant to which the Company acquired certain inventory and equipment located in Ft. Lauderdale, Florida, subleased the facility where such inventory and equipment was located and employed certain persons formerly employed by AlliedSignal at that location. The Company also hired certain persons formerly employed by AlliedSignal in Arizona and agreed with AlliedSignal to provide the personnel and management services necessary to operate a related facility on behalf of AlliedSignal on a temporary basis. The Company also acquired AlliedSignal's inventory and equipment located at the Arizona facility, which acquisition was completed in February 1998. The aggregate purchase price of all assets acquired was approximately $19.0 million. The Company has also agreed to pay AlliedSignal one percent of gross revenue for all electronic assemblies and parts made for customers other than AlliedSignal at the Arizona, Florida and Kansas facilities through December 31, 2001.

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

 (3)   Inventories

       Inventories are summarized as follows:
                                                    December 31,
                                   --------------------------------------------
                                          1998                     1997
                                   -------------------      -------------------

Purchased parts and completed
    subassemblies              $       44,216,246               38,723,546
Work-in-progress                       12,473,402                6,950,855
Finished goods                          4,069,328                  392,249
                                   -------------------      -------------------

                               $       60,758,976               46,066,650
                                   ===================      ===================

 (4)   Debt

       During September 1997, the Company issued $15 million of subordinated notes to a director and stockholder of the Company. The subordinated notes bear interest at LIBOR plus 2% (9.62% at December 31, 1998) and are payable in four annual installments of $50,000 and one final payment of $14.8 million in December 2002. Payments on the notes are subordinate to the Company's senior bank debt. The subordinated notes also included warrants to acquire 500,000 shares of the Company's common stock at $8.00 per share. The warrants were issued in October 1997, and were valued at approximately $500,000 using the Black-Scholes pricing model. Such amount was recorded as debt discount and is being amortized to interest expense over the term of the notes. The warrants were exercised on October 9, 1997 for total proceeds of approximately $4 million. The Company repaid $10 million of this debt upon the completion of the common stock offering described in note 7 in November 1997. The scheduled repayment was reduced by the pro rata amount of unamortized discount. Accordingly, no gain or loss was recognized on the extinguishment of debt. The outstanding balance, net of discount, as of December 31, 1998 was $4,827,553, of which $50,000 is included in the current portion of long-term debt.

       The Company entered into a sale-leaseback transaction with a director and stockholder of the Company in December of 1998. Two manufacturing facilities in Newberg, Oregon and Tucson, Arizona were sold for $10,500,000 and leased back to the Company. Due to the Company's continuing financial interest in the facilities, the transaction has been accounted for as a financing transaction secured by the facilities with an imputed interest rate of 8.68%.

       The lease term is for 5 years with monthly payments of $90,000. No gain or loss from the sale was recorded. At the end of the initial lease term the Company has the option to buy the building back for $9,400,000. If the option is not exercised the Company can renew the lease for an additional five years under similar terms, subject to change for interest rates at the time of renewal.

       Long-term debt to related parties is summarized as follows:

                                                                                December 31,
                                                                     ------------------------------------
                                                                           1998              1997
                                                                     ----------------- ------------------

       Subordinated notes, net of unamortized discount of
           $122,447 and $138,773, respectively                    $       4,827,553          4,861,227
       Note payable, secured by manufacturing facilities                 10,495,936                 --
       Notes payable to Personal shareholders                                    --          2,702,476
                                                                     ----------------- ------------------

                                                                         15,323,489          7,563,703

       Less current portion                                                (225,142)           (50,000)
                                                                     ----------------- ------------------

              Related party debt, less current portion            $      15,098,347          7,513,703
                                                                     ================= ==================

       Long-term debt to others consists of the following:
                                                                                  December 31,
                                                                       -----------------------------------
                                                                            1998               1997
                                                                       ---------------    ----------------

       Notes payable to banks (a)                                   $    39,660,000          37,395,000
       Less current portion                                              (3,890,000)         (3,100,000)
                                                                       ---------------    ----------------

       Long-term debt to others, net of current portion             $    35,770,000          34,295,000
                                                                       ===============    ================


(a) In connection with the CTI Companies business combination and the AlliedSignal asset acquisition, the Company entered into a new loan agreement consisting of a $40 million revolving line of credit renewable on September 30, 2000, and a $20 million term loan maturing on September 30, 2002, of which the current balance was $15.9 million at December 31, 1998. The proceeds of the new loan agreement were used for (i) funding the CTI merger and (ii) repayment of the existing line of credit and bridge facility and equipment loan. Borrowings under the agreement bear interest at a rate based on either LIBOR or the prime rate plus applicable margins ranging from 0.50% to 3.25% for the term facility (8.25% at December 31, 1998) and 0% to 2.75% for the revolving facility (approximately 8.25% at December 31, 1998). Borrowings on the revolving facility are subject to limitation based on the value of the available collateral. The loan agreement is collateralized by substantially all of the Company's assets and contains restrictive covenants relating to capital expenditures, limitation on investments, borrowings, payment of dividends and mergers and acquisitions, as well as the maintenance of certain financial ratios. The revolving facility requires a commitment fee of 0.5% per annum on any unused portion. As of December 31, 1998, the borrowing availability under the agreement was approximately $16.2 million. This credit facility may be withdrawn or canceled at the banks' option under certain conditions such as default or in the event the Company experiences a material adverse change in its financial condition.

              As of December 31, 1998, the Company was not in compliance with certain financial covenants related to the credit facility. Subsequent to December 31, 1998, the loan agreement was amended and waivers were obtained which resulted in compliance with these financial covenants.

              Annual maturities of long-term debt, excluding the discount on the subordinated notes, are as follows at December 31, 1998:

                    1999          $           4,115,142
                    2000                     28,410,875
                    2001                      5,108,021
                    2002                      7,776,707
                    2003                      9,695,191
                                       ---------------------

                                  $          55,105,936
                                       =====================

 (5)   Leases

       The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2002. Lease expense on these operating leases amounted to $7,071,754, $2,333,486 and $1,215,623 for the years ended December 31, 1998, 1997 and 1996, respectively.

       At December 31, 1998, future minimum lease payments for operating leases are as follows:

     1999                                              $         8,750,822
     2000                                                        5,722,297
     2001                                                        4,005,817
     2002                                                        3,019,611
     2003                                                        1,351,397
     Thereafter                                                    511,724
                                                           ---------------------

         Total future minimum lease payments           $        23,361,668
                                                           =====================

 (6)   Income Taxes

       Income tax expense (benefit) for the years ended December 31 is comprised of the following:

                                                        1998                  1997                   1996
                                                  ------------------     ----------------      ------------------

         Current:
             Federal                          $        2,057,983              1,210,858              (549,846)
             State                                       169,710                151,887                 5,453
                                                  ------------------     ----------------      ------------------

                                                       2,227,693              1,362,745              (544,393)
                                                  ------------------     ----------------      ------------------
         Deferred:
             Federal                                  (4,328,060)               599,245              (196,440)
             State                                      (530,538)               156,405              (125,828)
                                                  ------------------     ----------------      ------------------

                                                      (4,858,598)               755,650              (322,268)
                                                  ------------------     ----------------      ------------------

                Total income tax
                   expense (benefit)          $       (2,630,905)             2,118,395              (866,661)
                                                  ==================     ================      ==================



       Actual income tax expense (benefit) differs from the amounts computed using the statutory tax rate of 34% as follows:

                                                                Year ended December 31,
                                              ------------------------------------------------------------
                                                   1998                  1997                  1996
                                              ----------------     -----------------     -----------------

Computed tax expense (benefit) at
    the expected statutory rate            $      (2,315,080)          1,883,370             (844,753)
Increase (decrease) in income
taxes  resulting from:
       State income taxes, net of
          federal benefit and
          state tax credits                         (238,147)            148,565              (80,693)
       Amortization of
          nondeductible goodwill                     163,617              84,927                   --
       S Corporation income (loss)                  (316,636)            (40,797)               9,727
       Other, net                                     75,341              42,330               49,058
                                              ----------------     -----------------     -----------------

              Income tax expense
                 (benefit)                 $      (2,630,905)          2,118,395             (866,661)
                                              ================     =================     =================


       In 1998 and 1997, the Company recognized $693,440 and $95,478, respectively, as increases to additional paid-in capital for the income tax benefit resulting from the exercise of non-qualified stock options by employees.

       The tax effects of temporary differences at December 31 that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                       1998                    1997
                                                                -------------------     -------------------

  Deferred tax assets:
      Accrued compensation                                 $            500,950               283,078
      Restructuring charges:
         Inventories and severance                                    2,163,631                     --
         Property, plant and equipment                                1,223,909                     --
      Deferred gain on sale leaseback transactions                      129,134                27,583
      Deferred loss on asset writedown                                   32,897                70,407
      State net operating loss carryforwards                                 --                15,200
      Allowance for doubtful accounts                                   528,761               124,807
      Deferred revenue                                                  154,242                    --
      Inventory costs capitalized for income tax
         purposes                                                       491,200                31,077
      Provision for impairment of inventory                           1,386,884                55,328
      Other                                                              33,332                    --
                                                                -------------------     -------------------

               Total deferred tax assets                   $          6,644,940               607,480
                                                                ===================     ===================

  Deferred tax liabilities:
      Amortization of intangibles                          $           (564,720)             (115,640)
      Accelerated depreciation and other basis
         differences for property, plant and
         equipment                                                   (1,546,018)             (816,236)
                                                                -------------------     -------------------

               Total deferred tax liabilities              $         (2,110,738)             (931,876)
                                                                ===================     ===================

       The above balances are classified in the accompanying consolidated balance sheets as of December 31 as follows:

                                                                     1998                    1997
                                                              -------------------     -------------------

Net deferred tax asset - current                         $        5,259,000                  494,290
                                                              ===================     ===================

Net deferred tax liability - noncurrent                  $          724,798                  818,686
                                                              ===================     ===================


       Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

 (7)   Shareholders' Equity

       In June 1998, the Company issued 1,770,000 shares of common stock in a secondary offering for proceeds of $21.3 million, net of issuance costs of approximately $3.5 million.

       In November 1997, the Company issued 3,506,861 shares of common stock in a secondary offering for proceeds of $39.0 million, net of issuance costs of approximately $3.1 million.

       The Company has two stock option or equity incentive plans: the Equity Incentive Plan and the Non-employee Directors Plan. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock units. Substantially all employees are eligible under this plan, which was amended to increase the maximum number of shares of common stock that can be granted under this Plan to 4,495,000. These options generally vest 7 years after the grant date, but vesting may accelerate based on increases in the market price of the Company's common stock. The Non-employee Directors Plan provides for options to acquire shares of common stock to members of the Board of Directors who are not also employees. These options generally vest over a 4-year period. A total of 2,509,911 shares are available for grant under all plans at December 31, 1998.

       The Company has also issued 451,850 nonqualified options to officers and employees. These options generally vest 7 years after the grant date, but vesting may accelerate based on increases in the market price of the Company's common stock.

       On December 15, 1998, the Company repriced certain common stock options which had been granted under the Equity Incentive Plan from March 3, 1994 to December 15, 1998 at exercise prices ranging from $9.75 to $18.32. The repriced options were granted with an exercise price of $8.00, which was greater than the quoted price and the number of options held by the optionee were reduced in proportion to the reduction in the exercise prices. Options to purchase approximately 1,851,000 shares of common stock were cancelled as a result of the repricing.

       The following summarizes activity of the plans for the three years ended December 31, 1998:

                                                            Weighted average
                                                             exercise price
                                  Number of options            per share
                                  -------------------      -------------------

Balance at January 1, 1996               262,700      $           5.87
    Granted                              375,200                  4.04
    Exercised                             (1,800)                 3.33
    Canceled                             (75,600)                 6.64
                                  -------------------

Balance at December 31, 1996             560,500                  4.55
    Granted                            2,004,000                 11.63
    Exercised                            (53,300)                 4.34
    Canceled                             (95,980)                 6.07
                                  -------------------

Balance at December 31, 1997           2,415,220                 10.37
    Granted                            2,578,892                  9.82
    Exercised                           (275,016)                 5.34
    Canceled                          (2,155,469)                14.46
                                  -------------------

Balance at December 31, 1998           2,563,627                  7.03
                                  ===================

       The following table summarizes information regarding fixed stock options outstanding at December 31, 1998:

                                    Weighted
                                                      average         Weighted                         Weighted
               Range of                              remaining         average                          average
               exercise              Number         contractual       exercise          Number         exercise
                prices             outstanding          life            price        exercisable         price
         ---------------------    -------------    -------------    ------------    -------------    ------------

            $1.83 to $3.66            369,510           9.5      $       3.24           39,968    $      3.52
            $3.67 to $5.49            346,141           8.8              4.19          167,141           4.36
            $5.50 to $7.33            499,300           8.1              5.79          474,237           5.78
            $7.33 to $9.16            959,676           9.6              8.00          227,874           8.00
           $9.17 to $10.99            156,000           8.9              9.91           67,000           9.78
           $11.00 to $12.82            30,000           9.0             11.42            8,000           11.38
           $12.83 to $14.65           172,500           9.0             13.93           24,720           13.65
           $14.66 to $16.48            30,500           9.2             16.37            8,000           16.37
                                  -------------                                     -------------

                                    2,563,627           9.1              7.03        1,016,940           6.57
                                  =============                                     =============


       The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, because the Company grants options at fair value, no compensation cost has been recognized for its fixed stock option plans in 1998, 1997 and 1996.

       If compensation cost for the Company's three stock-based compensation plans had been determined using the fair values at the grant dates for awards under those plans consistent with SFAS 123, and after consideration of cancellations, the Company's pro forma net income (loss) and income (loss) per share would have been as follows:

                                                                   Year ended December 31,
                                                   ---------------------------------------------------------
                                                       1998                 1997                 1996
                                                   --------------      ----------------     ----------------

     Net income (loss):
         As reported                          $       (4,178,155)           3,420,929            (1,617,907)
         Pro forma                                    (6,645,172)           1,148,849            (1,756,201)
     Income (loss) per share - basic:
         As reported                                        (.31)                 .40                  (.28)
         Pro forma                                          (.45)                 .14                  (.32)
     Income (loss) per share - diluted:
         As reported                                        (.31)                 .38                  (.28)
         Pro forma                                          (.45)                 .13                  (.32)

       The weighted average fair values of options granted for the years ended December 31, 1998, 1997 and 1996 were $4.42, $5.90 and $4.15, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following assumptions.

                                                                Year ended December 31,
                                          --------------------------------------------------------------------
                                                 1998                    1997                     1996
                                          -------------------     -------------------      -------------------

    Dividend yield                                0%                       0%                       0%
    Expected volatility                         100%                      70%                      60%

    Risk-free interest rates                      5%                       6%                       6%
    Expected lives (years)                        3                        3                        4

       The above pro forma disclosures are not necessarily representative of the effect on historical net income for future periods because options vest over several years, and additional awards are made each year. In addition, compensation cost for options granted prior to January 1, 1995, and which vest after that date, has not been considered.

       The Company also had 20,000 warrants outstanding which were issued to the underwriter in connection with the Company's initial public offering in 1994. The warrants are exercisable at $9.00 per share and expire in 1999.

 (8)   Financial Instruments

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

       The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. A swap agreement is a contract to exchange variable interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

       The Company has entered into an interest swap agreement covering its term loan which has an outstanding balance of $15.9 million at December 31, 1998. The agreement has effectively fixed the interest rate at 6.25%, plus applicable margins under the loan agreement, for the entire principal amount through the loan's maturity date of September 2002. This arrangement did not result in a significant adjustment to interest expense in 1998. The Company estimates it would incur a loss of approximately $400,000 if the swap was terminated on December 31, 1998.

 (9)   Employee Benefit Plan

       The Company has a 401(k) Savings Plan covering substantially all employees, whereby the Company matches 50% of an employee's contributions to a maximum of 2% of the employee's compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 1998, 1997 and 1996, contributions from the Company to the Plan were approximately $390,572, $138,000 and $106,000, respectively.

(10)   Other Transactions with Related Parties

       Under a previously existing agreement, the CTI Companies were required to pay $500,000 upon change in control to an entity acting as a sales agent for the CTI Companies in which individuals who are stockholders, officers and directors of the Company have a majority ownership interest.

       In 1997, the Company leased three facilities from directors of the Company. Amounts paid to the directors totaled approximately $283,000.

       An investment banking firm, of which a director of the Company is the Managing Director, received a fee of approximately $900,000 as a representative of the CTI Companies in their acquisition by the Company. The same firm received a fee of approximately $642,500 as a representative of Personal in their acquisition by the Company.

(11)   Restructuring

       In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. Charges of $9,250,000 related to the closing were charged to operations for the year ended December 31, 1998. Additional costs to close the facility will be incurred in the first and second quarter of 1999 until the facility is sold. The restructuring involved the termination of approximately 140 employees of which 123 were manufacturing related and 17 administrative or indirect support personnel. Total severance and salaries of employees performing exit activities amounted to $463,000 of which $263,000 was included in cost goods sold and $200,000 in selling, general and administrative expenses. Approximately $100,000 of these charges had been paid in 1998. Inventory allowances of $5,445,000, which are included in cost of goods sold, were recorded to provide for future losses to be incurred related to disengaged customers who will not be continuing as customers of the Company. In addition, a provision of $3,342,000 was charged to operations related to asset impairment for land and building and various equipment.

       In the third quarter of 1996, management initiated a plan to restructure the Company's manufacturing operations and various administrative functions, including a change in the manufacturing process and a reorganization of the sales department. Restructuring charges of $2,127,000 were charged to operations for the year ended December 31, 1996. The restructuring plan involved the termination of 142 employees consisting of approximately 90 direct manufacturing employees and 52 indirect overhead positions. The total severance related costs approximated $615,000. The Company changed its manufacturing strategy to focus on high-mix production and developed its Asynchronous Process Manufacturing (APM) concept. Software development costs unrelated to the Company's new manufacturing strategy but related to previous manufacturing processes developed by consultants were written off in the approximate amount of $442,000. Inventory allowances, totaling approximately $344,000, were also recorded to provide for future losses to be incurred related to the separation of certain customers who did not meet the Company's new manufacturing strategy. In addition, due to changes in the manufacturing process which eliminated the use of various equipment, property, plant and equipment was written off in the amount of $726,000. The restructuring charge was allocated to cost of goods sold, selling, general and administrative expenses and impairment of fixed assets in the amounts of approximately $479,000, $922,000 and $726,000, respectively. The restructuring has been completed and no liabilities associated with the restructuring remain at December 31, 1998.

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

       Sales to significant customers as a percentage of total net sales for the years ended December 31 were as follows:

                                      1998             1997             1996
                                --------------     -------------     -----------

    Allied Signal                      42.1%          25.3%               --%
    Exabyte                             4.4           12.3              20.3
    Ohmeda (BOC Group)                   --            6.9              14.8
    Hewlett Packard Company              --            6.2              25.1

       The facilities which include the Company's repair and warranty services are located at the principal locations of the overnight delivery hubs of two overnight package transportation providers and are integrated with the logistics operations of these transportation providers and participate in joint marketing programs to customers of these transportation providers. If the Company ceased to be allowed to share facilities and marketing arrangements with either or both of these major transportation providers, there can be no assurance that alternate arrangements could be made by the Company to preserve such advantages and the Company could lose significant numbers of repair customers. In addition, work stoppages or other disruptions in the transportation network may occur from time to time which may affect these transportation providers.

(13)     Litigation

       The Company has been named in two legal proceedings, one in Colorado State Court, the other in U.S. District Court, brought by certain shareholders of the Company relating to a decrease in the trading price of the Company's common stock in August of 1998. Both proceedings are in the pre-trial stage and the Company therefore cannot make any assessment of their ultimate impact. However, management of the Company believes that the allegations included in the proceedings are without merit and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(14)     Subsequent Event

       On March 22, 1999, the Company announced an agreement with Honeywell Inc.'s Commercial Aviation Systems operations (Honeywell) to acquire certain assets located near Phoenix, Arizona which are used in circuit card assembly. The Company will lease a facility located in Phoenix, Arizona and will transfer the assets acquired and employees to this new facility. The Company anticipates incurring approximately $1.2 million in costs associated with preparing the facility for operations. In addition, the Company and Honeywell have signed a ten-year agreement for the Company to supply circuit card assembly services to Honeywell. This transaction is expected to close in phases throughout 1999, with the first phase, consisting of the purchase of assets for approximately $2.5 million and the transfer of approximately 200 employees, expected to close in April 1999.