Form 10-Q
period 1999-03-31
EFTC CORP/
filed 1999-05-17
CIK 916797

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

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


    Class of Common Stock                     Outstanding at May 12, 1999
    ---------------------
Common Stock, par value $0.01                      15,543,489 shares

                                EFTC CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                          PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION                                               3

         Item 1.  Financial Statements (unaudited)                           3

                  Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998                       3

                  Condensed Consolidated Statements of Operations
                  Three months Ended March 31, 1999 and 1998                 4

                  Condensed Consolidated Statements of Cash Flows
                  Three months Ended March 31, 1999 and 1998                 5

                  Notes to Condensed Consolidated Financial
                  Statements                                                 6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                12

PART II.  OTHER INFORMATION                                                  13

         Item 1.  Legal Proceedings                                          13

         Item 2.  Changes in Securities                                      14

         Item 3.  Defaults upon Senior Securities                            14

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                           14

         Item 5.  Other Information                                          14

         Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                                   15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                                         EFTC CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)

                                                                                   (in Thousands)
ASSETS                                                                      March 31,       December 31,
                                                                              1999              1998

Current assets

     Cash and cash equivalents                                               $     863              $     623
     Trade receivables                                                          35,251                 34,123
     Inventories                                                                59,931                 60,759
       Income taxes receivable                                                     125                    125
     Deferred income taxes                                                       3,550                  5,259
     Prepaid expenses and other                                                  1,631                  2,241
                                                                             ---------              ---------
         Total current assets                                                  101,351                103,130
                                                                             ---------              ---------

Property, plant and equipment, at cost                                          47,636                 45,578
Less accumulated depreciation                                                   (7,971)                (6,959)
                                                                             ---------              ---------
     Net property, plant and equipment                                          39,665                 38,619
                                                                             ---------              ---------

Goodwill, net                                                                   44,457                 44,848
Other assets, net                                                                4,108                  4,069
Deferred income taxes                                                            1,001                      -
                                                                             ---------              ---------

                                                                             $ 190,582              $ 190,666


LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities

     Accounts payable                                                        $  26,505              $  28,043
     Current portion of long-term debt                                           4,314                  4,115
     Accrued compensation                                                        3,263                  2,980
     Deposit on inventory finance arrangement                                    5,600                  5,600
     Other accrued liabilities                                                   2,312                  3,355
                                                                             ---------              ---------
         Total current liabilities                                              41,994                 44,093
                                                                           -----------              ---------
Long-term debt, net of current portion                                          53,937                 50,868
                                                                           -----------              ---------
Deferred income taxes                                                                -                    725
                                                                           -----------              ---------
Shareholders' equity

     Preferred stock, $.01 par value. Authorized
         5,000,000 shares; none issued or outstanding                                -                      -

     Common stock, $.01 par value. Authorized
         45,000,000 shares; 15,543,489 issued and outstanding                      156                    156
     Additional paid-in capital                                                 91,990                 91,990
     Retained earnings                                                           2,505                  2,834
                                                                             ---------              ---------
         Total shareholders' equity                                             94,651                 94,980
                                                                             ---------              ---------

                                                                             $ 190,582              $ 190,666

            See notes to condensed consolidated financial statements.

                        EFTC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                      (in Thousands, except per share amounts)

                                                                                 Three months ended March 31,

                                                                                  1999                   1998
                                                                                  ----                   ----

Net sales                                                                    $  54,324              $  54,200
Cost of goods sold                                                              47,064                 44,297
                                                                             ---------              ---------

         Gross profit                                                            7,260                  9,903

Selling, general, and administrative                                             6,007                  5,321
Merger costs                                                                         -                  1,048
Goodwill amortization                                                              391                    391
                                                                             ---------              ---------

         Operating income                                                          862                  3,143
                                                                             ---------              ---------

Other income (expense):
         Interest expense                                                       (1,264)                  (908)
         Other, net                                                                 38                     39
                                                                             ---------              ---------
                                                                                 (1226)                  (869)
                                                                             ---------              ---------

         Income (loss) before income taxes                                        (364)                 2,274

Income tax (expense) benefit                                                        35                   (935)
                                                                             ---------              ---------


         Net income (loss)                                                   $    (329)             $   1,339
                                                                             =========              =========


Pro forma information:
         Historical net income (loss)                                        $    (329)             $   1,339
          Pro forma adjustment to income
                  tax expense                                                        -                   (317)
                                                                             ---------              ---------
         Pro forma net income (loss)                                         $    (329)             $   1,022
                                                                          ============              =========

         Pro forma income (loss) per share:

                  Basic                                                      $   (0.02)                  0.07
                                                                             =========              =========
                  Diluted                                                    $   (0.02)             $    0.07
                                                                             ==========             =========

         Weighted average shares outstanding:

              Basic                                                             15,543                 13,645
                                                                             =========              =========
              Diluted                                                           15,543                 14,440
                                                                             =========              =========

            See notes to condensed consolidated financial statements.

                        EFTC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                    (in Thousands)
                                                                             Three months ended March 31,

                                                                                  1999                1998
                                                                                  ----                ----
Cash flows from operating activities:

    Net income (loss)                                                        $    (329)             $   1,339
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
             Depreciation and amortization                                       1,595                  1,358
             Deferred income taxes                                                 (17)                    46
             Gain on sale of fixed assets                                            -                     (4)
     Changes in operating assets and liabilities:
             Trade receivables                                                  (1,128)                (3,454)
             Inventories                                                           828                (13,088)
             Prepaid expenses and other                                            610                   (644)
             Other assets                                                          (39)                 1,224
             Accounts payable and accrued expenses                              (2,298)                10,734
                  Income taxes payable                                               -                     62
                                                                              ---------              ---------
                  Net cash used by operating activities                           (778)                (2,427)
                                                                             ---------              ---------

Cash flows from investing activities:
     Payments for business combinations                                              -                    (37)
     Purchase of property, plant and equipment                                  (2,250)                (9,450)
                                                                             ---------              ---------
                  Net cash used by investing activities                         (2,250)                (9,487)
                                                                             ---------              ---------

Cash flows from financing activities:
     Stock options and warrants exercised                                            -                   45
     Other                                                                           -                  (41)
     Proceeds from long-term debt                                                4,143                7,605
     Principal payments on long-term debt                                         (875)              (1,979)
     Borrowings on notes payable, net                                                -                5,000
                                                                             ---------              -------
                  Net cash provided by financing activities                      3,268               10,630
                                                                             ---------              -------
     Increase (decrease) in cash and cash equivalents                              240               (1,284)

Cash and cash equivalents:
     Beginning of period                                                           623                1,877
                                                                             ---------              -------

     End of period                                                           $     863              $   593
                                                                             =========              =======

            See notes to condensed consolidated financial statements.

                        EFTC CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report, Form 10-K for the year ended December 31, 1998.

Note 2--Inventories

         The components of inventories consist of the following:


                                                   (in Thousands)
                                        March 31, 1999       December 31, 1998
                                        --------------       -----------------
Purchased parts and completed
  subassemblies                         $       44,404       $          44,216
Work-in-process                                 13,155                  12,474
Finished Goods                                   2,372                   4,069
                                        --------------       -----------------
                                        $       59,931       $          60,759

Note 3--Supplemental Disclosure of Cash Flow Information


                                                  Three Months Ended
                                           March 31, 1999    March 31, 1998
Cash paid during the period for:
     Interest                                 $    1,275     $     978

     Income taxes                             $        -      $    859

Conversion of notes payable to
  shareholders' equity                        $        -      $  1,398




Note 4--Restructuring

         In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. Charges of $9,250,000 related to the closing were charged to operations for the year ended December 31, 1998. Additional costs associated with closure and sale of the facility will be incurred through the second quarter of 1999 or until the facility is sold. The restructuring involved the termination of approximately 140 employees of which 123 were manufacturing related and 17 administrative or indirect support personnel. Additionally, EFTC's relationships with a number of customers whose products were no longer going to be produced by EFTC were terminated. Total severance and salaries of employees performing exit activities amounted to $463,000 of which $263,000 was included in cost of goods sold and $200,000 in selling, general and administrative expenses in the fourth quarter of 1998. At March 31, 1999, all of these costs had been paid and no accrual was remaining that related to severance and exit activities. Inventory allowances of $5,445,000, which were included in cost of goods sold in the fourth quarter of 1998, were recorded to provide for losses to be incurred related to disengaged customers who did not continue as customers of the Company. At March 31, 1999, $717,046 remained as a reserve related to the disposition of this inventory. In addition, a provision of $3,342,000 was charged to operations in the fourth quarter of 1998 related to asset impairment for land, building and various equipment. At March 31, 1999, $1,722,800 of the provision remains, primarily related to the land and building.

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

Results of Operations

         Net Sales. The Company's net sales increased by .2% to $54.3 million for the first quarter of 1999 compared to $54.2 million in the first quarter of 1998. Sales remained flat quarter over quarter but the product mix sold has changed significantly. EFTC's Rocky Mountain location closed in January of 1999, resulting in lower sales from the continuing operations which existed both in first quarter 1998 and 1999. However, because of the inclusion of our Northeast Operations and Midwest Operations, which were acquired in the last [two] quarters of 1998, sales overall remained neutral.

         Gross Profit. Gross profit decreased by 26.7% to $7.3 million for the quarter ended March 31, 1999 compared to $9.9 million for the same period last year. The gross profit percentage decreased to 13.4% for the quarter ended March 31, 1999 from 18.3% for the quarter ended March 31, 1998. The decline in gross profit and gross profit margin percentage is primarily associated with costs of the Rocky Mountain facility that were incurred in the first quarter of 1999 related to shutting down the facility, transferring inventory and equipment to other sites, and unprofitable operations in January of 1999 associated with final production for former customers.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SGA") expense increased by 12.9% to $6.0 million for the first quarter ended March 31, 1999, compared with $5.3 million for the same period in 1998. As a percentage of net sales, SGA expense increased to 11.1% for the quarter ended March 31, 1999 from 9.8% from the quarter ended March 31, 1998. The increase in SGA costs is primarily due to increased costs of infrastructure added in the later part of 1998 in sales and marketing, operations, quality, and information technology areas that were not part of the Company in the first quarter of 1998. Management believes these additional investments will help the Company achieve additional sales growth without proportionate growth in SGA expenses.

         Operating Income. Operating income decreased to $.9 million for the quarter ended March 31, 1999 from $3.1 million for the quarter ended March 31, 1998. Operating income as a percentage of net sales decreased to 1.6% for the quarter ended March 31, 1999 from 5.8% for the quarter ended March 31, 1998. Excluding one-time merger costs of $1.0 million in the first quarter of 1998, operating income would have been $4.2 million or 7.7% of net sales. The decrease in operating income is primarily due to the costs of closing the Rocky Mountain facility.

         Interest Expense. Interest expense was $1.3 million for the quarter ended March 31, 1999, compared to $0.9 million for the same period in 1998. The increase in interest is primarily the result of the incurrence of debt associated with the growth of inventories and receivables that occurred with the Bayer/Agfa asset purchase (the Northeast Operations) and the Allied Signal Kansas asset purchase (the Midwest Operations) that occurred in the fall of 1998.

         Income Tax Expense. The effective income tax rate for the quarter ended March 31, 1999 was 9.6%, including pro forma income taxes, compared to 55.1% for the same period in 1998. The Company's income tax rates are affected by the nondeductible goodwill amortization.


Liquidity and Capital Resources

         At March 31, 1999, working capital totaled $59.4 million compared to $59.0 million at December 31, 1998.

         Cash used in operating activities for the quarter ended March 31, 1999, was $0.8 million compared to $2.4 million for the same period in 1998. Accounts receivable increased 3.3% to $35.2 million at March 31, 1999 from $34.1 million at December 31, 1998. Receivable turns (e.g., annualized sales divided by period end accounts receivable) decreased to 6.2 for the quarter ended March 31, 1999 from 6.6 for fiscal 1998. Inventories decreased 1.4% to $59.9 million at March 31, 1999 from $60.8 million at December 31, 1998. A comparison of inventory turns (i.e., annualized cost of sales divided by period end inventory) for the quarter ended March 31, 1999 compared to December 31, 1998 shows a decrease to
3.1 from 3.3.

         The Company used cash to purchase capital equipment totaling $2.3 million for the quarter ended March 31, 1999 compared to $9.5 million for the quarter ended March 31, 1998. The decrease is primarily attributable to construction payments for buildings and improvements in the Northwest, Southwest, and Rocky Mountain locations that were completed in 1998.

           The Company entered into a Credit Agreement, dated as of September 30, 1997 provided by Bank One, Colorado, N.A., (the "Bank One Loan"). The Bank One Loan currently provides for a $40 million revolving line of credit, maturing on September 30, 2000 and a $15.1 million term Loan maturing on September 30, 2002. The Bank One Loan currently bears interest at a rate based on either the London Inter- Bank Offering Rate (LIBOR) or Bank One prime rate plus applicable margins. Borrowings under the revolving facility are subject to limitation based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. As of March 31, 1999, the outstanding principal amount of borrowings under the Bank One Loan was $43.0 million and the amount available for borrowing was approximately $12.1 million.

         In September 1997, the Company issued to a director of the Company $15 million in aggregate principal amount of subordinated notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the Allied Signal Florida/Arizona Asset Purchase. As of March 31, 1999, the outstanding principal amount of the subordinated notes is approximately $5 million.

     In April 1999, the Company acquired from Honeywell, Inc. certain assets associated with Honeywell's former Business and Commuter Aviation Systems (BCAS) operation in Phoenix, Arizona and entered into a long term supply agreement for the manufacture of circuit cards for Honeywell. The $3.5 million purchase price for the BCAS assets other than inventory was paid in April. The Company anticipates that the remainder of the purchase price, which is expected to exceed $7 million, will be paid in the third quarter.

     Honeywell and the Company are currently in discussions for similar arrangements for Honeywell's Air Transport Systems (ATS) operations in Phoenix and operations at a facility in Tijuana, Mexico.

Should Honeywell and the Company be successful in agreeing to the purchase of the ATS assets by the Company, the Company anticipates that the cost of acquiring those assets will exceed $35 million in the aggregate, and that approximately $6 million of the costs (for assets other than inventory) will be paid in the second quarter, with the approximately $30 million purchase price for inventory being paid over a six-month period beginning in October 1999. There can be no assurance that the Company and Honeywell will be successful in reaching agreement as to the ATS purchase or that, if agreement is reached, that the total acquisition costs will not exceed the amounts anticipated or that the terms of the acquisition will not be amended.

         In addition, the Company anticipates completing its acquisition of the AlliedSignal Kansas assets in the second and third quarters of 1999, with estimated inventory purchases in the aggregate amount of $3.5 million.

       The Company may require additional capital to finance enhancements to, or expansions of, its manufacturing capacity through internal growth or acquisitions in accordance with its business strategy. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. The Company believes that it can fund the purchase price for the remaining AlliedSignal Kansas inventory through the existing Bank One Loan, and is currently negotiating with its lender to increase the Bank One Loan in order to fund the acquisition costs and working capital requirements of the two Honeywell transactions. The Company is also considering other sources to provide additional working capital, and may seek additional funds, from time to time, through public or private debt or equity offerings, asset-based or bank borrowing or leasing arrangements; however, no assurance can be given that financing will be available on terms acceptable to the Company.

     During 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income", Statement No.131, "Disclosures About Segments of an Enterprise and Related Information", Statement No. 132 "Employers Disclosures About Pensions and Other Postretirement Benefits" and, during 1998, Statement No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." During 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of these pronouncements did not and is not expected to have a significant effect on the Company's financial position or results of operations.

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

The Year 2000 (Y2K) Issue

     The Y2K issue is a result of computer programs being written in the past using only a two digit year to save memory space, in lieu of a full four digit year. As a result, computer programs may recognize dates after the year 1999 as being 19XX instead of 20XX. If not corrected, this could create system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

     The Company has undertaken a project to address the Y2K issue across its operating units. The initial evaluation of all primary systems was completed by the end of 1998 with remediation scheduled for the first half of 1999. The Company anticipates that its primary standard networks, operating systems, Oracle and other packaged applications, and desktop systems are or will be compliant upon the implementation of currently pending upgrades. Systems that have Y2K issues are expected to be identified during the evaluation period. The Company intends to either update or replace these systems as they are identified. Any embedded program applications, such as machine controllers and building systems, are to be evaluated and the manufacturers contacted for remediation. This process has already begun at most sites, but is to be formalized as part of the Company's Y2K project.

         As part of the Company's Y2K project, the Company has contacted its significant suppliers and customers at the site or division level to determine the extent to which the Company is vulnerable to failure by those third party to remediate their Y2K issues. As part of the Company's overall Y2K project this activity is being tracked across the Company to more efficiently track activity with common customers and suppliers. The Company will continue to contact significant suppliers and customers throughout 1999 to follow-up on their progress. However, there can be no assurance that the systems of the other entities on which the Company's business relies will be timely converted or that failure to convert, or a conversion that is incompatible with the Company's own systems, will not have a material adverse affect on the Company and its operations.

     Expenditures in 1998 and the first quarter of 1999 for the Company's Y2K project did not significantly impact the Company's operating results. Management believes that expenditures in 1999 will not significantly impact the Company's operating results, assuming no significant Y2K issues are discovered in evaluating embedded technology.

     The Company's failure to resolve Y2K issues before December 31, 1999 could result in system failures or miscalculations causing disruptions in operations, including a temporary inability to manufacture products, process transactions, send invoices or engage in other normal business activities. Additionally, the failure of third parties upon whom the Company's business relies to timely remediate their Y2K issues could result in disruptions in the Company's supply of parts and materials, late or misapplied invoices, temporary disruptions in order processing and other general problems related to the Company's daily business operations. While the Company believes its Y2K project will adequately address the Company's internal Y2K issues, until the Company can assess the Y2K readiness of a more significant number of its suppliers and customers, the overall risks associated with Y2K remain difficult to accurately describe and quantify. Thus there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's operations.

     The Company has initiated the contingency planning phase of the Y2K project. All mission critical items are expected to be compliant before year end or have contingency plans in place. The Company has added a Y2K compliance resource to coordinate compliance and remediation across all divisions. Items that are not mission critical to the Company, will continue to be addressed during the next two quarters. Final Y2K compliance and validation for non-critical items is expected to be complete by the end of the third quarter of 1999.

Special Note Regarding Forward-looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, prospects for achieving cost savings, increased capacity utilization, improved profitability, and other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component, contract manufacturing and repair industries, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in implementing the Company's new management information system, difficulties in managing the Company's growth or in integrating new businesses, customers and production facilities, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of the Company's Greeley facility, the Company's success in limiting costs associated with such closure, the Company's ability to keep pace with technological developments, the risks associated with the Y2K issue, if the Company or its material vendors or customers do not adequately resolve their Y2K issues, governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission.

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk

         The Company's Bank One Loan is comprised of a $40 million revolving line of credit and a $15.1 million term loan. As of March 31, 1999, the Company had borrowed an aggregate principal amount of $43.0 million. The interest rate on Bank One Loan is based either on the Bank One prime rate or the LIBOR, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that could impact financial results. To protect against the risk of interest rate fluctuations, the Company has entered into an interest rate swap agreement that covers its term loan and has effectively fixed the interest rate on the entire outstanding principal amount of the term loan at 6.25%, plus applicable margins pursuant to the loan agreement, through its maturity date of September 2002. If interest rates were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $279,000 for the revolving line of credit.

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

         Joshua Grayck, Philip and Angelique Signorelli, William McBride, Mark Norris, Michael Keister, and Aiming Kiao v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman,
L. Reid, and Lloyd McConnell (United States District Court for the District of Colorado, Case No. 98-S- 2178). Plaintiffs are shareholders of EFTC who originally filed this lawsuit on October 8, 1998. Plaintiffs filed an amended complaint on January 22, 1999. Plaintiffs allege that during the class period April 6, 1998 to August 20, 1998, defendants made false and misleading statements regarding EFTC's business performance, implementation of a new computer system, manufacturing quality systems, operating margins, relationships with its largest customers, and future prospects for earnings growth. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. In addition, plaintiffs allege that by reason of their positions as officers and/or directors of EFTC, Messrs. Calderon, Reid, Fuhlendorf and Hofmeister had the power and authority to cause EFTC to engage in the wrongful conduct alleged in the complaint. Plaintiffs allege, therefore, that EFTC and these individual defendants violated Section 20(a) of the Securities and Exchange Act of 1934 and Section 15 of the Securities Act of 1933. Plaintiffs seek the following relief: (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between April 6, 1998 and August 20, 1998; (b) an award of compensatory damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under federal and state law.

         Defendants moved to dismiss the case on March 8, 1999 on the grounds that the complaint is without merit. That motion is pending.

     Craig Anderson, Todd Sichelstiel, Phillip and Angelique Signorrelli, Christy J. Baldwin and Patricia Conlon v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman, Lucille A. Reid, Lloyd A. McConnell and Salomon Smith Barney (United States District Court for the District of Colorado, Case No. 99-S-63). Plaintiffs are shareholders of EFTC who filed this lawsuit originally in the District Court for the County of Weld, Colorado. Defendants removed the case to federal court on January 11, 1999. Plaintiffs allege that during the class period April 6, 1998 to August 20, 1998, defendants made false and misleading statements regarding EFTC's business performance, implementation of a new computer system, manufacturing quality systems, operating margins, relationships with its largest customers, and future prospects for earnings growth. The complaint alleges violations of Sections 11-51-501(1)(a, b, and c) and 11-51-604(3) of the Colorado Securities Act. In addition, plaintiff alleges that by reason of their positions as officers and/or directors of EFTC, Messrs. Calderon, Reid, Fuhlendorf, Hofmeister, Bruehlman, McConnell, and

Ms. Reid are controlling persons of EFTC and, therefore, that these defendants violated Section 11-51- 604(5) of the Colorado Securities Act. Plaintiffs also allege that defendants conduct occurred in connection with the offer, sale or purchase of EFTC securities in the secondary offering in violation of Section 11-51-604(4) of the Colorado Securities Act. Plaintiff seeks the following relief: (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between April 6, 1998 and August 20, 1998; (b) an award of compensatory and/or punitive damages, interest, costs and attorneys' fees to all members of the class; and
(c) equitable relief available under state law.

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

ITEM 2.           Changes in Securities

         None

ITEM 3.           Defaults upon Senior Securities

         None

ITEM 4.           Submission of Matters to a Vote of Security Holders

         None

ITEM 5.           Other Information

         None

ITEM 6(a).        Exhibits

         Exhibit Number

         27.1  Financial Data Schedule

ITEM 6(b).        Reports on Form 8-K

         The Company did not file any report on Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 EFTC CORPORATION
                                      (Registrant)

Date:  May 14, 1999


                                 /s/ Jack Calderon
                                 ----------------------------------------
                                 Jack Calderon
                                 Chairman and Chief Executive Officer
Date: May 14, 1999


                                 /s/ Stuart W. Fuhlendorf
                                 ----------------------------------------
                                 Stuart W. Fuhlendorf
                                 Chief Financial Officer
Date: May 14, 1999


                                 /s/  Brent L. Hofmeister
                                 ----------------------------------------
                                 Brent L. Hofmeister, CPA
                                 Controller