Form 10-Q
period 1999-06-30
EFTC CORP/
filed 1999-08-16
CIK 916797

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class of Common Stock                  Outstanding at August 5, 1999
       ---------------------                  ------------------------------
   COMMON STOCK, PAR VALUE $0.01                    15,543,489 SHARES

                                EFTC CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                          PAGE
                                                                        NUMBER

PART I.  FINANCIAL INFORMATION                                               3

Item 1.     Financial Statements (unaudited)                                 3

            Condensed Consolidated Balance Sheets
            June 30, 1999 and December 31, 1998                              3

            Condensed Consolidated Statements of Operations
            Three Months and Six Months Ended
            June 30, 1999 and 1998                                           4

            Condensed Consolidated Statements of Cash Flows
            Six months Ended June 30, 1999 and 1998                          5

            Notes to Condensed Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7
Item 3.     Qualitative and Quantitative Disclosures about Market Risk      11

PART II.  OTHER INFORMATION                                                 12

Item 1.     Legal Proceedings                                               12
Item 2.     Submissions of Matters to a Vote of Security Holders            12
Item 6(a).  Exhibits                                                        12
Item 6(b).  Reports on Form 8-K                                             12

SIGNATURES                                                                  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        EFTC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       June 30,    December 31,
                                                         1999          1998
                                                       ---------   ------------
                                                            (in Thousands)
ASSETS
Current assets
     Cash and cash equivalents                         $     144    $     623
     Trade receivables                                    35,395       34,123
     Inventories                                          60,361       60,759
     Income taxes receivable                                  86          125
     Deferred income taxes                                 5,144        5,259
     Prepaid expenses and other current assets             3,495        2,241
                                                       ---------    ---------
          Total current assets                           104,625      103,130
                                                       ---------    ---------
Property, plant and equipment, at cost                    42,673       45,578
Less accumulated depreciation                             (8,856)      (6,959)
                                                       ---------    ---------
     Net property, plant and equipment                    33,817       38,619
                                                       ---------    ---------

Other assets, net                                          6,072        4,069
Goodwill, net                                             44,065       44,848
Deferred income taxes                                      1,442           --
                                                       ---------    ---------
     Total Assets                                      $ 190,021    $ 190,666
                                                       =========    =========

LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities
     Accounts payable                                  $  33,120    $  28,043
     Current portion of long-term debt                     4,330        4,115
     Accrued compensation                                  4,791        2,980
     Deposit on inventory finance arrangement              4,000        5,600
     Other accrued liabilities                             1,106        3,355
                                                       ---------    ---------
          Total current liabilities                       47,347       44,093
                                                       ---------    ---------
Long-term debt, net of current portion                    51,014       50,868
Deferred income taxes                                         --          725
                                                       ---------    ---------
     Total Liabilities                                    98,361       95,686
Shareholders' equity
     Preferred stock, $.01 par value.  Authorized
          5,000 shares; none issued or outstanding            --           --
     Common stock, $.01 par value.  Authorized 45,000
          shares; issued and outstanding 15,543 shares       155          155
     Additional paid-in capital                           91,992       91,991
     Retained earnings (deficit)                            (487)       2,834
                                                       ---------    ---------
          Total shareholders' equity                      91,660       94,980
                                                       ---------    ---------
          Total liabilities and shareholders' equity   $ 190,021    $ 190,666
                                                       =========    =========

            See notes to condensed consolidated financial statements

                                            EFTC CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)
                                         (in Thousands, except per share amounts)

                                                    Three months ended June 30,             Six months ended June 30,
                                                  -------------------------------       -------------------------------
                                                      1999               1998               1999               1998
                                                  ------------       ------------       ------------       ------------
Net sales                                         $     54,692       $     61,328       $    109,016       $    115,527
Cost of goods sold                                      52,833             51,408            101,015             96,071
                                                  ------------       ------------       ------------       ------------

          Gross profit                                   1,859              9,920              8,001             19,456

Selling, general, and administrative expense             5,174              4,884             10,066              9,838
Merger costs                                                --                 --                 --              1,048
Goodwill amortization                                      391                391                782                782
                                                  ------------       ------------       ------------       ------------

          Operating income (loss)                       (3,706)             4,645             (2,847)             7,788

Other income (expense):
          Interest expense                              (1,334)            (1,047)            (2,598)            (1,956)
          Other, net                                        52                109                 90                148
                                                  ------------       ------------       ------------       ------------
                                                        (1,282)              (938)            (2,508)            (1,808)

          Income (loss) before income taxes             (4,988)             3,707             (5,355)             5,980

Income tax (expense) benefit                             1,996             (1,483)             2,034             (2,417)
                                                  ------------       ------------       ------------       ------------

          Net income (loss)                       $     (2,992)      $      2,224       $     (3,321)      $      3,563
                                                  ============       ============       ============       ============

Pro forma information:
          Historical net income (loss)            $     (2,992)      $      2,224       $     (3,321)      $      3,563
          Pro forma adjustment to income
                      tax (expense)                         --                 --                 --               (317)
                                                  ------------       ------------       ------------       ------------
          Pro forma net income (loss)             $     (2,992)      $      2,224       $     (3,321)      $      3,246
                                                  ============       ============       ============       ============
          Pro forma income (loss) per share:
                  Basic                                 ($0.19)             $0.16             ($0.21)             $0.23
                                                  ============       ============       ============       ============
                  Diluted                               ($0.19)             $0.16             ($0.21)             $0.22
                                                  ============       ============       ============       ============
          Weighted average shares outstanding:
                  Basic                                 15,543             14,190             15,543             13,919
                                                  ============       ============       ============       ============
                  Diluted                               15,543             14,825             15,543             14,586
                                                  ============       ============       ============       ============

                                See notes to condensed consolidated financial statements.


                                            EFTC CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)


                                                                                Six months ended June 30,
                                                                                -------------------------
                                                                                   1999        1998
                                                                                 --------    --------
                                                                                     (in Thousands)
Cash flows from operating activities:
     Net income (loss)                                                          $ (3,321)      $  3,563
     Adjustments to  reconcile  net income  (loss) to net
          cash used in operating activities:
               Depreciation and amortization                                       3,428          2,870
               Deferred income taxes                                              (2,052)           498
               Gain on sale of fixed assets                                           --            (12)
     Changes in operating assets and liabilities:
               Trade receivables                                                  (1,272)       (12,424)
               Inventories                                                           398        (13,746)
               Prepaid expenses and other current assets                          (1,254)          (227)
               Accounts payable, accrued compensation and
                    other accrued liabilities                                      4,639          4,631
               Income taxes payable or receivable                                     39           (301)
               Other assets                                                       (2,083)         1,024
                                                                                --------       --------
                    Net cash used in operating activities                         (1,478)       (14,124)
                                                                                --------       --------

Cash flows from investing activities:
     Payments for business combinations, net of cash acquired                         --            (37)
     Purchase of property, plant and equipment                                    (8,185)       (13,031)
                                                                                --------       --------
                     Net cash used in investing activities                        (8,185)       (13,068)
                                                                                --------       --------

Cash flows from financial activities:
     Stock options and warrants exercised                                              1          1,077
     Issuance of common stock for cash, net of costs                                  --         20,929
     Deposit on inventory financing arrangement                                   (1,600)            --
     Proceeds from long-term debt                                                 12,533          7,605
     Principal payments on long-term debt                                         (1,750)        (3,490)
                                                                                --------       --------
                      Net cash provided by financing activities                    9,184         26,121
                                                                                --------       --------
                      Net decrease in cash and cash equivalents                     (479)        (1,071)

Cash and cash equivalents:
     Beginning of period                                                             623          1,877
                                                                                --------       --------
     End of period                                                              $    144       $    806
                                                                                ========       ========

                        See notes to condensed consolidated financial statements.

                                EFTC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2-INVENTORIES

         The components of inventories consist of the following:

                                                                           (in Thousands)
                                                                   June 30, 1999  December 31, 1998
                                                                   -------------  -----------------
Purchased parts and completed subassemblies                          $  42,291       $  44,216
Work-in-process                                                         14,748          12,474
Finished goods                                                           3,322           4,069
                                                                     ---------       ---------
                                                                     $  60,361       $  60,759
                                                                     =========       =========

NOTE 3-SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                          (in Thousands)
                                                                         Six Months Ended
                                                                   June 30, 1999   June 30, 1998
                                                                   -------------   -------------
Cash paid during the period for:
  Interest                                                           $   2,619       $   2,011
                                                                     =========       =========

  Income taxes                                                       $      --       $   2,144
                                                                     =========       =========

Conversion of capital lease to operating lease                       $  10,240       $      --
                                                                     =========       =========

NOTE 4-RESTRUCTURING

         In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. Charges of $9,250,000 related to the closing were charged to operations for the year ended December 31, 1998. Additional costs associated with the closure and sale of the facility were incurred through the second quarter of 1999 and will continue until the facility is sold. The restructuring involved the termination of approximately 140 employees, 123 of which were manufacturing related employees and 17 of which were administrative or indirect support personnel. Total severance and salaries of employees performing exit activities amounted to $463,000, of which $263,000 was included in cost of goods sold and $200,000 was included in selling, general and administrative expenses in the fourth quarter of 1998. At June 30, 1999, all of these costs had been paid and no accrual was remaining related to severance and exit activities. Inventory allowances of $5,445,000, which were included in cost of goods sold in the fourth quarter of 1998, were recorded to provide for losses to be incurred related to disengaged customers who did not continue as customers of the Company. At June 30, 1999, $779,000 remained related to the disposition of this inventory. In addition, an allowance of $3,342,000 related to asset impairment for land, building and various equipment was charged to operations in the fourth quarter of 1998. At June 30, 1999, $1,646,000 of the allowance remains, primarily related to the land and building.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information that EFTC's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, as well as with the consolidated financial statements, notes thereto and the related management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         NET SALES. The Company's net sales decreased by 10.8% to $54.7 million for the second quarter of 1999 compared to $61.3 million in the second quarter of 1998. Our Rocky Mountain Operation was closed in January 1999, decreasing sales in the second quarter of 1999 compared to 1998. The Northeast Operations and Midwest Operations were added in the third quarter of 1998, and the Company had no sales from these operations in the second quarter of 1998. The Honeywell operation in Phoenix, Arizona contributed minor revenue in the second quarter of 1999 to partially offset the loss of revenue from the Rocky Mountain Operation which contributed $17.7 million in 1998.

         The Company's net sales decreased by 5.6% from $115.5 million during the six months of fiscal 1998 to $109.0 million during the same period in 1999. The decrease was caused by the closure of the Rocky Mountain facility, which contributed sales of $30.7 million in the first six months of 1998 versus sales of $4.1 million in the first six months of 1999. The Northeast Operations, Midwest Operations, and Southwest Commercial Operations, all acquired after June 30, 1998, partially offset lost revenue from the Rocky Mountain operation.

         GROSS PROFIT. Gross profit decreased by 81.3% to $1.9 million for the quarter ended June 30, 1999 compared to $9.9 million for the same period last year. The gross profit margin percentage decreased to 3.4% for the quarter ended June 30, 1999 from 16.2% for the quarter ended June 30, 1998. The decline in gross profit and gross profit margin percentage is primarily associated with decreased demand for our services business and certain revenue shortfalls in the manufacturing business.

         In the first six months of 1999, gross profit decreased by 60.6% to $8.0 million compared to $19.5 million for the first six months of fiscal 1998. The gross profit margin for the first six months of fiscal 1999 was 7.3% compared to 16.8% for the first six months of 1998. The reasons for these changes are explained in the previous paragraph.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense increased by 0.6% to $5.2 million for the second quarter of 1999, compared with $4.9 million for the same period in 1998. As a percentage of net sales, SG&A expense increased to 9.5% for the quarter ended June 30, 1999 from 8.0% for the quarter ended June 30, 1998. The increase in SG&A expense is primarily due to increased costs of infrastructure added in the later part of 1998 in sales and marketing, operations, quality, and information technology. These additional investments are intended to help the Company grow without proportionate growth in SG&A expense.

         SG&A expense increased by 2.3% to $10.1 million for the first six months of fiscal 1999 compared to $9.8 million for the first six months of fiscal 1998. As a percentage of net sales, SG&A increased to 9.2% in the first six months of 1999 from 8.5% in the same period in 1998. The reasons for these increases are explained in the previous paragraph.

         OPERATING INCOME. Operating income (loss) decreased to a $3.7 million loss for the quarter ended June 30, 1999 from $4.6 million of income for the quarter ended June 30, 1998. Operating income (loss) as a percentage of net sales decreased to (6.8%) for the quarter ended June 30, 1999 from 7.6% for the quarter ended June 30, 1998. The decrease in operating income is primarily due to the factors that impacted Gross Profit and SG&A, discussed above.

         Operating income for the first six months of 1999 decreased to a loss of $2.8 million from income of $7.8 million for the first six months of 1998. Operating income (loss) as a percentage of net sales decreased to (2.6%) in the first six months of 1999 from 6.7% in the same period last year. The decrease in operating income is explained above.

         INTEREST EXPENSE. Interest expense was $1.3 million for the quarter ended June 30, 1999, compared to $1.0 million for the same period in 1998. The increase in interest is primarily the result of increased debt associated with the growth of inventories and receivables resulting from the acquisition of the Northeast Operations and Midwest Operations in the fall of 1998 and the acquisition of the Honeywell operations in Phoenix, Arizona in the second quarter of 1999.

         Interest expense for the first six months of 1999 was $2.6 million compared to $2.0 million for the same period in 1998. The increase in interest expense is primarily the result of the increases in debt as explained above.

         INCOME TAX EXPENSE. The effective income tax rate for the quarters ended June 30, 1999 and 1998, including pro forma income taxes, was 40.0%.

         The effective income tax rate for the six months ended June 30, 1999 was 38.0% compared to 45.7% including proforma income taxes for 1998. The decrease is due primarily to the non-deductible portion of merger costs in the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, working capital totaled $57.2 million compared to $59.0 million at December 31, 1998.

         Cash used by operating activities for the six months ended June 30, 1999 was $1.5 million compared to $14.1 million for the same period in 1998. Accounts receivable increased 0.4% to $35.4 million at June 30, 1999 from $34.1 million at December 31, 1998. Receivable turns (e.g., annualized sales divided by period end accounts receivable) decreased to 6.2 for the six months ended June 30, 1999 from 6.1 for 1998. Inventories decreased 0.6% to $60.4 million at June 30, 1999 from $60.8 million at December 31, 1998. A comparison of inventory turns (i.e., annualized cost of sales divided by period end inventory) for the six months ended June 30, 1999 compared to December 31, 1998 shows an increase to 3.4 from 3.3 respectively.

         The Company used cash to purchase capital equipment totaling $8.2 million for the six months ended June 30, 1999 compared to $13.0 million for the six months ended June 30, 1998.

         The Company entered into a Credit Agreement, dated as of September 30, 1997 provided by Bank One, Colorado, N.A. (the "Bank One Loan"). The Bank One Loan currently provides for a $40 million revolving line of credit, maturing on

September 30, 2000 and a $14.1 million term loan maturing on September 30, 2002. The Bank One Loan currently bears interest at a rate based on either the London Inter-Bank Offering Rate (LIBOR) or Bank One prime rate plus applicable margins. Borrowings under the revolving facility are subject to limitations based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. As of June 30, 1999, the outstanding principal amount of borrowings under the Bank One Loan was $50.5 million and the amount available for borrowing was approximately $3.6 million.

         In September 1997, the Company issued to a director of the Company $15 million in aggregate principal amount of subordinated notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the purchase of certain operations located in Florida and Arizona from AlliedSignal. As of June 30, 1999, the outstanding principal amount of the subordinated notes is approximately $5 million.

         In June 1998, the Company issued 1,770,000 shares of its common stock in a public offering for proceeds of $21.4 million, which were used to repay a portion of the Bank One Loan.

         In December 1998, the Company entered into a sale-leaseback transaction with a director and stockholder of the Company. Two manufacturing facilities (one in Newberg, Oregon and one in Tucson, Arizona) were sold for $10.5 million and leased back to the Company. The proceeds were used to pay down a portion of the Bank One Loan. The lease was accounted for as a financing transaction, thus the assets and related long-term debt were reflected on the Company's balance sheet. The transaction has an imputed interest rate of 8.68%. The lease term is for 5 years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. The Company can renew the lease for an additional 5 years under similar terms, subject to adjustment for interest rates in effect at the time of renewal. During the second quarter of 1999, the lease was amended to delete the purchase option and change the lease from a capital lease to an operating lease. The assets and related debt were removed from the balance sheet.

         In July 1999, the Company announced an agreement with Jabil Circuit, Inc. ("Jabil") to sell its repair and warranty business to Jabil for a purchase price of approximately $30 million, plus adjustments based on contingent earn-out provisions. The Company and Jabil expect to establish a business relationship whereby Jabil will provide repair and warranty services to the Company's customers. In addition, Jabil will offer employment to certain people that are currently employed by the Company in that operation. The Company expects to incur pre-tax charges of $25 million. There can, however, be no assurance the deal will be consummated and closing of this transaction is contingent upon negotiation of definitive agreements and various other customary closing conditions for transactions of this type. This transaction is expected to close in the third quarter of 1999.

         The Company may require additional capital to finance enhancements to, or expansions of, its manufacturing capacity through internal growth or acquisitions in accordance with its business strategy. Management believes that the need for working capital will continue to grow at a rate generally consistent with the growth of the Company's operations. The Company may seek additional funds, from time to time, through public or private debt or equity offerings, bank borrowing, or leasing arrangements; no assurance, however, can be given that financing will be available on terms acceptable to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," Statement No. 132 "Employers Disclosures About Pensions and Other Postretirement Benefits" and, during 1998, Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." During 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities." The adoption of these pronouncements did not and is not expected to have a significant effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"), which is effective for fiscal quarters of fiscal years beginning after June 15, 1999. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging securities. The Company will adopt the statement's disclosure requirements in financial statements for the year ending December 31, 2000.

THE YEAR 2000 ISSUE

         The Year 2000 ("Y2K") issue is a result of computer programs being written in the past using only a two digit year to save memory space, in lieu of a full four digit year. As a result, computer programs may recognize a date using a "00" year code as the year 1900 instead of the year 2000. In addition, many systems have not been programmed correctly to recognize 2000 as a leap year. This could create system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

         The Company has undertaken a project to address the Y2K issue across its operating units. The initial evaluation of all primary systems was completed at the end of 1998. All items, including hardware and software, have been inventoried and assessed. The Company's primary standard networks, operating systems, Oracle (COMPASS) and other packaged applications, have been upgraded and are currently compliant. All other remaining equipment and systems have been identified and are in the process of being updated or replaced. Any embedded program applications, such as machine controllers and building systems, have also been evaluated and either repaired or replaced.

         As part of the Company's Y2K project, the Company has been in contact with all of its related suppliers and customers to determine the extent to which the Company is vulnerable to those third party failures to remediate their Y2K issues. As part of the Company's overall Y2K project, this activity will be continually monitored across the Company to track activity with common suppliers and customers. The Company will continue to contact its suppliers and customers throughout 1999 to follow-up on their progress. To date, a significant portion of the supply base has been confirmed compliant or will be compliant by year-end. However, there can be no assurance that the systems of the other companies on which the Company's business relies will be timely converted or that failure to convert or a conversion that is incompatible with the Company's own systems will not have a material adverse affect on the Company and its operations.

         Expenditures to date related to the Company's Y2K project have not significantly impacted the Company's operating results. Management believes that future expenditures in 1999 will not significantly impact the Company's operating results, assuming no significant Y2K issues are discovered in the remaining phases of validation.

         The Company's failure to resolve Y2K issues before December 31, 1999 could result in system failures or miscalculations causing disruptions in operations, including a temporary inability to manufacture products, process transactions, send invoices or engage in other normal business activities. Additionally, the failure of third parties upon whom the Company's business relies to timely remediate their Y2K issues could result in disruptions in the Company's supply of parts and materials, late or misapplied invoices, temporary disruptions in order processing and other general problems related to the Company's daily business operations. While the Company believes its Y2K project will adequately address the Company's internal Y2K issues, the overall risks associated with Y2K remain difficult to accurately describe and quantify. Thus there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's operations.

         The Company has initiated the contingency planning phase of the Y2K project. All mission critical items are currently compliant and contingency plans are in place. Contingency planning is currently being finalized for the remaining items. The Company has added additional Y2K resources to coordinate compliance and remediation efforts across all divisions. Final Y2K compliance and validation for non-critical items is expected to be complete by the end of the third quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's Bank One Loan is comprised of a $40 million revolving line of credit and a $14.1 million term loan. As of June 30, 1999, the Company had borrowed an aggregate principal amount of $50.5 million. The interest rate on the Bank One Loan is based either on the Bank One prime rate or the LIBOR, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that could impact financial results. To protect against the risk of interest rate fluctuations, the Company has entered into an interest rate swap agreement that covers its term loan and has effectively fixed the interest rate on the entire outstanding principal amount of the term loan at 6.25%, plus applicable margins pursuant to the loan agreement, through its maturity date of September 2002. If interest rates were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $409,000 for the revolving line of credit.

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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments in either of the two legal proceedings that were filed against the Company and certain of its offices, directors, and shareholders during September and October 1998. Please see the Company's Quarterly Report on Form 10-Q filed on May 17, 1999 for a current report on these legal proceedings.


ITEM 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The registrant held its annual meeting of shareholders on June 4, 1999, for the purpose of re-electing 3 members of the board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

         All of management's nominees for directors as listed in the proxy statement were elected.

         The proposal to ratify the selection of KPMG LLP as the independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 1999 was approved with the following vote:

                   FOR               AGAINST              ABSTAIN
                13,692,640            12,640                4,096


 Total votable shares represented by proxy:         13,709,376
 Percentage of the outstanding votable shares:           88.20%
 Outstanding votable shares:                        15,542,989

ITEM 6(a).      EXHIBITS


     Exhibit
     Number
     -------

     27.1       Financial Data Schedule

ITEM 6(b).      REPORTS ON FORM 8-K

     The Company did not file any report on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EFTC CORPORATION
                                      (Registrant)

Date:  August 16, 1999


                                      /s/ JACK CALDERON
                                      ----------------------------------------
                                          Jack Calderon
                                          Chairman and Chief Executive Officer
Date:  August 16, 1999


                                      /s/ STUART W. FUHLENDORF
                                      ----------------------------------------
                                          Stuart W. Fuhlendorf
                                          Chief Financial Officer