Form 10-Q
period 1999-09-30
EFTC CORP/
filed 1999-11-15
CIK 916797

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
                                    -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01                        15,543,489 shares
   (Class of Common Stock)                   (Outstanding at November 12, 1999)

                                EFTC CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                         Number
PART I.  FINANCIAL INFORMATION

Item 1.       Unaudited Financial Statements

               Condensed Consolidated Balance Sheets-
                 September 30, 1999 and December 31, 1998                     3

               Condensed Consolidated Statements of Operations-
                 Three and Nine Months Ended September 30, 1999 and 1998      5

               Condensed Consolidated Statements of Cash Flows-
                 Nine Months Ended September 30, 1999 and 1998                6

               Notes to Condensed Consolidated Financial Statements           8
Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

               Results of Operations                                          12
               Liquidity and Capital Resources                                14
               Seasonality                                                    16

               The Year 2000 Issue                                            16
               Special Note Regarding Forward-looking Statements              17

Item 3.      Qualitative and Quantitative Disclosures about Market Risk       18

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                               19
Item 2.       Changes in Securities                                           19
Item 3.       Defaults Upon Senior Securities                                 19
Item 4.       Submission of Matters to a Vote of Security Holders             19
Item 5.       Other Information                                               19
Item 6        Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                    20

                          PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements (unaudited)

                        EFTC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                    September 30,              December 31,
                                                                        1999                       1998
                                                                        -----                      ----
                           ASSETS                                                 (Unaudited)

Current Assets:

      Cash and equivalents                                                $      -                 $    623
      Trade receivables, net                                                23,496                   34,123
      Inventories, net                                                      63,825                   60,759
      Income tax refunds receivable                                          3,191                      125
      Assets held for sale                                                   3,802                        -
      Deferred income taxes                                                      -                    5,259
      Prepaid expenses and other                                             2,606                    2,241
                                                                     --------------           --------------

                Total current assets
                                                                            96,920                  103,130
                                                                     --------------           --------------

Property, Plant and Equipment, at cost:

      Land, buildings and improvements                                       2,670                   18,732
      Manufacturing machinery and equipment                                 18,742                   17,435
      Furniture and computer equipment                                      11,946                    9,411
                                                                     --------------           --------------
           Total                                                            33,358                   45,578
      Less accumulated depreciation and amortization                        (8,837)                  (6,959)
                                                                     --------------           --------------

                Net property, plant and equipment                           24,521                   38,619
                                                                     --------------           --------------

Intangible and Other Assets:

      Goodwill, net                                                          7,331                   44,848
      Intellectual property, net                                             4,548                    2,861
      Deposits and other                                                     1,703                    1,208
      Deferred income taxes                                                  4,214
                                                                     --------------           --------------

                Total intangible and other assets                           17,796                   48,917
                                                                     --------------           --------------
                                                                          $139,237                 $190,666
                                                                     ==============           ==============



            See notes to condensed consolidated financial statements.


                                       EFTC CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
                                            (Dollars in Thousands)

                                                                    September 30,             December 31,
                                                                        1999                     1998
                                                                        -----                    ----
                                                                                  (Unaudited)

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

      Accounts payable                                                   $  41,579                $  28,043
      Current maturities of long-term debt:
           Debt expected to be refinanced on a long-term basis              29,700                        -
           Other                                                                50                    4,115
      Accrued compensation and benefits                                      5,029                    2,980
      Deposit on inventory finance arrangement                               1,733                    5,600
      Other accrued liabilities                                              6,420                    3,355
                                                                     --------------           --------------

           Total current liabilities                                        84,511                   44,093

Long-term Liabilities:

      Long-term debt, net of current maturities                              4,802                   50,868
      Deferred income taxes                                                      -                      725
      Other                                                                  2,394                        -
                                                                     --------------           --------------

           Total liabilities                                                91,707                   95,686
                                                                     --------------           --------------

Shareholders' Equity:

      Preferred stock, $.01 par value. Authorized
           5,000,000 shares; none issued or outstanding                          -                        -
      Common stock, $.01 par value. Authorized
           45,000,000 shares; issued and outstanding 15,543,000                155                      155
      Additional paid-in capital                                            91,992                   91,991
      Retained earnings (deficit)                                          (44,617)                   2,834
                                                                     --------------           --------------

           Total shareholders' equity                                       47,530                   94,980
                                                                     --------------           --------------
                                                                        $  139,237               $  190,666
                                                                     ==============           ==============


            See notes to condensed consolidated financial statements.






                        EFTC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Share Amounts)

                                                                     Three Months Ended                 Nine Months Ended
                                                                       September 30,                      September 30,
                                                                       -------------                      -------------
                                                                  1999              1998              1999              1998
                                                                  -----             -----             -----             ----
                                                                         Unaudited                           Unaudited

Net Sales                                                        $ 50,434            $ 52,805         $159,450          $168,332
Cost of Goods Sold                                                 61,002              46,202          162,017           141,429
                                                              ------------        ------------     ------------      ------------
           Gross profit (loss)                                    (10,568)              6,603           (2,567)           26,903

Operating Costs and Expenses:

       Selling, general and administrative expenses                 8,865               4,950           18,931            15,631
       Impairment of property, plant and equipment                  1,541                   -            1,541                 -
       Merger costs                                                     -                   -                -             1,048
       Goodwill amortization                                          283                 391            1,065             1,173
                                                              ------------        ------------     ------------      ------------
           Total operating costs and expenses                      10,689               5,341           21,537            17,852
                                                              ------------        ------------     ------------      ------------
           Operating income (loss)                                (21,257)              1,262          (24,104)            9,051

Other Income (Expense):
       Interest expense                                            (1,947)             (1,091)          (4,545)           (3,048)
       Loss on sale of division                                   (20,565)                  -          (20,565)                -
       Loss on sale of
         property, plant and equipment                                (66)                  -              (23)                -
       Other, net                                                    (295)                 13             (248)                -
                                                              ------------        ------------     ------------      ------------
           Income (loss) before income taxes                      (44,130)                 184         (49,485)             6,165
Income Tax Benefit (Expense)                                            -                  (68)          2,034             (2,486)
                                                              ------------        ------------     ------------      ------------
           Net income (loss)                                     $(44,130)           $     116        $(47,451)         $   3,679
                                                              ============        ============     ============      ============
Pro Forma Information:
       Historical net income (loss)                              $(44,130)           $     116        $(47,451)         $   3,679
       Pro forma adjustment to income tax expense                       -                   -                -               (317)
                                                              ------------        ------------     ------------      ------------
           Pro forma net income (loss)                           $(44,130)           $     116        $(47,451)         $   3,362
                                                              ============        ============     ============      ============
Pro Forma Income (Loss) Per Share:
       Basic                                                     $  (2.84)            $   0.01       $   (3.05)         $    0.23
                                                              ============        ============     ============      ============
       Diluted                                                   $  (2.84)            $   0.01       $   (3.05)         $    0.23
                                                              ============        ============     ============      ============
Weighted Average Shares Outstanding:
       Basic                                                   15,543,000          15,533,000       15,543,000        14,456,000
                                                              ============        ============     ============      ============
       Diluted                                                 15,543,000          15,740,000       15,543,000        14,892,000
                                                              ============        ============     ============      ============


            See notes to condensed consolidated financial statements.




                                EFTC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in Thousands)

                                                                                             1999                    1998
                                                                                             ----                    ----
                                                                                                      (Unaudited)
Cash Flows from Operating Activities:

       Net income (loss)                                                                   $  (47,451)                 $  3,679
       Adjustments to reconcile net income (loss) to net
         cash used in operating activities:

           Depreciation and amortization                                                        5,232                     4,456
           Amortization of debt issuance costs                                                    835
           Impairment of property, plant and equipment                                          1,541                         -
           Deferred income taxes                                                                 (320)                       61
           Reserves for inventory and receivables                                               9,905
           Loss on sale of division                                                            20,565                         -
           Loss on sale of fixed assets                                                            23                         -
           Changes in operating assets and liabilities, net
             of effects from sale of division:

                 Trade receivables                                                              4,103                   (17,266)
                 Inventories                                                                  (13,079)                  (14,882)
                 Prepaid expenses and other                                                      (398)                       (5)
                 Other assets                                                                    (717)                      927
                 Accounts payable                                                              13,972                     3,490
                 Accured compensation and benefits                                              3,666                         -
                 Other accrued liabilities                                                      1,220                         -
                 Income taxes payable/ receivable                                              (1,695)                      236
                                                                                         -------------           --------------
                     Net cash used in operating activities                                     (2,598)                  (19,158)
                                                                                         -------------           --------------
Cash Flows from Investing Activities:

       Proceeds from sale of division, net of cash transferred                                 28,135                         -
       Payments for businesses, net of cash acquired                                                -                    (7,757)
       Capital expenditures                                                                   (11,863)                  (16,039)
                                                                                         -------------           --------------
                     Net cash provided by (used in) investing activities                       16,272                   (23,796)
                                                                                         -------------           --------------







            See notes to condensed consolidated financial statements.


                                EFTC CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                  Nine Months Ended September 30, 1999 and 1998

                                                                                             1999                    1998
                                                                                             ----                    ----
                                                                                                      (Unaudited)

Cash Flows from Financing Activities:

       Proceeds from exercise of stock options and warrants                                 $       1               $     1,243
       Issuance of common stock for cash, net of costs                                              -
                                                                                                                         20,596

       Increase in bank overdraft                                                                 451                         -
       Deposit (payments) under inventory financing arrangement
                                                                                               (3,867)                    8,100
       Payments for debt issuance costs
                                                                                                 (668)                        -
       Proceeds from long-term debt
                                                                                               45,528                    16,178
       Principal payments on long-term debt
                                                                                              (55,742)                   (4,365)
                                                                                         -------------            -------------
                     Net cash provided by (used in) financing activities                      (14,297)                   41,752
                                                                                         -------------            -------------
                     Net decrease in cash and equivalents                                        (623)                   (1,202)
Cash and  Equivalents:

       Beginning of period                                                                        623                     1,877
                                                                                         -------------            -------------
       End of period                                                                          $     -               $       675
                                                                                         =============            =============

























            See notes to condensed consolidated financial statements.

                                EFTC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.      Earnings Per Share

     For the nine months ended September 30, 1998, pro forma net income has been presented due to the acquisition of Personal Electronics, Inc. ("PEI") on March 31, 1998. Prior to the acquisition PEI was not subject to income taxes due to its election as a subchapter S corporation. The acquisition of PEI was accounted for as a pooling of interests and, accordingly, no provision for income taxes is included in the historical financial statements of the Company for the operations of PEI for periods prior to March 31, 1998. The pro forma adjustment to income taxes has been computed as if PEI had been subject to income taxes for the period from January 1, 1998 through March 31, 1998.

     Basic earnings (loss) per share ("EPS") excludes dilution and is computed by dividing pro forma net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS includes the effects of the potential dilution of stock options, determined using the treasury stock method. There was no difference between basic and diluted loss per share in 1999 as all potential common stock instruments were antidilutive. The computation of weighted average shares outstanding includes the shares and options issued in connection with the PEI business combination as if they had been outstanding for all periods prior to the combination.

3.      Inventories

         Inventories at September 30, 1999 and December 31, 1998 consist of the following:

                                                                               (In Thousands)
                                                                        1999                    1998

Purchased parts and completed subassemblies, net                     $ 47,106               $ 44,216
Work-in-process                                                        13,512                 12,474
Finished goods                                                          3,207                  4,069
                                                                  -----------------      -------------------
                                                                     $ 63,825               $ 60,759
                                                                  =================      ===================

                                EFTC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.      Cash Flow Information

         Presented below is supplemental cash flow information for the nine months ended September 30, 1999 and 1998.

                                                                             (In Thousands)
                                                                     Nine Months Ended September 30:
                                                                      1999                    1998
                                                                ------------------     -------------------

Cash paid for:
   Interest                                                          $ 3,962            $   3,061
                                                                ------------------     -------------------
   Income taxes                                                   $        -            $   2,144
                                                                ------------------     -------------------
Supplemental Disclosure of Non-cash
   Investing and Financing Activities:
   Conversion of capital lease to operating lease                   $ 10,240            $       -
                                                                ------------------     -------------------
   Conversion of notes payable to common stock                      $        -           $  1,398
                                                                ------------------     -------------------
   Income tax benefit from exercise of stock options                $        -           $    647
                                                                ------------------     -------------------
   Payable for inventory in business asset acquisition              $        -           $  2,419
                                                                ------------------     -------------------


5.      Restructurings

         In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. Charges of $9,250,000 related to the closing were charged to operations for the year ended December 31, 1998. At September 30, 1999, all of these costs had been paid and no accrual was remaining related to severance and exit activities. Additional losses of approximately $2.4 million associated with the closure and preparation of the facility for sale and other operating activities were incurred through the third quarter of 1999. On October 14, 1999, the Company completed the sale of the facility, resulting in net proceeds of $3,802,000. Accordingly, this amount has been reclassified as assets held for sale at September 30, 1999.

         On September 30, 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. Charges of approximately $7.3 million related to the closing were charged to operations during the quarter ended September 30, 1999. These charges include $700,000 for severance costs related to employees who will be terminated during the fourth quarter of 1999 and the first quarter of 2000, which is included in accrued compensation and benefits in the accompanying balance sheet at September 30, 1999. Other costs associated with the closing included accounts receivable reserves of $1.8 million, inventory reserves of $3.8 million, and a provision for impairment of property and equipment for $1 million.

                                EFTC CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Management expects the Company will incur additional charges of $800,000 through March 31, 2000 for retention bonuses and relocation costs. These costs will be reflected in operations in the period in which they are incurred. It is expected that the closure will be substantially complete by March 2000.

6.      Sale of Division

         On September 1, 1999, the Company sold its EFTC Services division for approximately $28 million. The Company recognized a loss of approximately $20.5 million due to the write-off of over $36 million of goodwill that was associated with this business. The Company also recognized fixed asset impairment of $400,000 and additional reserves for $1.6 million related to inventory and receivables not transferred to the purchaser.

         In connection with the sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ended August 31, 2000 related to the business sold are in excess of $4,455,000 ("Target Earnings"), the Company will be entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings are less than Target Earnings, the Company will be required to refund an amount equal to three times the difference. The maximum amount that either party would be required to pay under the EC is $2.5 million. Accordingly, the Company increased the loss on sale and recognized a deferred liability for $2.5 million of the consideration received.

7.      Debt

         In connection with the sale of the EFTC Services Division discussed in
Note 6, the Company utilized approximately $14.0 million of the proceeds to repay the entire outstanding balance under the Term Loan due to the Senior Lenders. At September 30, 1999, the outstanding balance under the Revolving Line of Credit was $29.7 million. In October 1999, the Company and its Senior Lenders agreed to amend the Revolving Line of Credit Agreement to provide a waiver of anticipated covenant violations. In connection with the amendment, the maturity date was accelerated to December 30, 1999, the interest rate was modified to the prime rate plus 2%, and the Commitment was reduced from $40 million to $35 million. As of November 12, 1999, the Borrowing Base was in excess of $35 million but the maximum borrowings were limited to the $35 million Commitment.

         The Company is currently involved in negotiations with several financial institutions to replace Bank One as the Company's senior lender and to raise additional capital through the issuance of subordinated debt. Based on discussions with potential lenders, management expects to refinance the Company's current credit facility on a long-term basis. While management believes it will be successful in attracting new senior and subordinated lenders, there is no assurance that these financing activities will be completed on terms that will be acceptable to the Company.

                                EFTC CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMEN

         In November 1999, the Company entered into a $5 million subordinated loan agreement with a director of the Company. The loan agreement provides for interest at 10% and a maturity date of March 31, 2000. The loan is unsecured and requires payment of a fee of $100,000 at maturity.

8.      Income Taxes

         Effective July 1, 1999 the Company determined that income tax benefits related to the Company's net loss for the three months ended September 30, 1999, should not be recognized in the accompanying financial statements due to uncertainties about realization of the related deferred tax asset. At September 30, 1999, management estimates that the Company has a net operating loss carryforward of approximately $35 million. The net operating loss carryforward will expire in 2019 and may be carried back to obtain refunds of approximately $2.1 million of income taxes paid in 1997 and 1998.

         At September 30, 1999, the Company has a net deferred tax asset of approximately $18 million related the net operating loss carryforward and other net temporary differences. The Company has recorded a valuation allowance of approximately $14 million, resulting in a net deferred tax asset of approximately $4 million, which management believes will be realized through the carry back of net operating losses or future taxable income.

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

Results of Operations

     Net Sales. The Company's net sales decreased by 4.5% to $50.4 million for the third quarter of 1999 compared to $52.8 million for the third quarter of 1998. This decrease in sales resulted from several factors including the January 1999 closure of the Rocky Mountain Operations and the September 1, 1999 sale of the EFTC Services division. These decreases were partially offset by increases in revenue related to the Honeywell agreement at the Southwest Commercial Operations division. Note 14 to the Company's 1998 audited financial statements included in the 1998 Form 10-K contains additional information about the Honeywell agreement. Additionally, the Northeast Operations and Midwest Operations were acquired in the third quarter of 1998 and sales at these divisions were higher in 1999 as manufacturing activities increased.

     The Company's net sales decreased by 5.3% from $168.3 million during the first nine months of fiscal 1998 to $159.5 million during the same period in 1999. This decrease was primarily attributable to the closure of the Rocky Mountain Operations, which contributed sales of $41.4 million in the first nine months of 1998. Management estimates that approximately 40% of the revenue related to former Rocky Mountain customers was not transferred to other facilities. The Northeast Operations, Midwest Operations, and Southwest Commercial Operations, all acquired after June 30, 1998, partially offset lost revenue from the Rocky Mountain operations.

     Gross Profit. As discussed in Note 5 to the accompanying financial statements, in September 1999, the Company incurred restructuring charges related to the closure of the Southeast Operations and the Rocky Mountain Operations, costs associated with the sale of the EFTC Services Division, and provisions for inventory obsolescence that resulted in a significant increase in Cost of Goods Sold for the three and nine months ended September 30, 1999. Presented below is a summary of the impact of these items on gross profit for the three and nine months ended September 30, 1999:

                                                                              (In Thousands)
                                                                        Period ended September 30,
                                                                 Three Months               Nine Months

Southeast Operations restructuring costs, including
   inventory reserves, severance and other                         $  3,786              $ 3,786
Operating losses and additional restructuring
   costs for closure of Rocky Mountain Operations                       564                1,810
Inventory and other adjustments at other divisions                    7,259                7,259
                                                               ------------------       --------------------
                                                                   $ 11,609             $ 12,855
                                                               ==================       ====================

     After giving effect to the above adjustments, the Company realized a gross profit of $1.0 million or 2% for the three months ended September 30, 1999 compared to $6.6 million or 12.5% for the comparable period in 1998, and $10.3 million or 6.5% compared to $26.9 million or 16.0% for the nine months ended September 30, 1999 and 1998, respectively. The lower margins realized in 1999 are primarily attributable to fixed costs associated with additional facilities acquired during the third quarter of 1998, combined with lower sales. Additionally, the lower margins in 1999 were impacted by the continued decline in sales and profitability primarily related to the EFTC Services division.

     Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense increased by 79.1% to $8.9 million for the third quarter of 1999, compared with $4.9 million for the same period in 1998. For the nine months ended September 30, 1999, SG&A expense increased by 21.1% to $18.9 million. The increase in SG&A during 1999 is attributable to a $3.2 million increase in the allowance for uncollectible receivables primarily related to customer accounts associated with divisions that were sold or undergoing restructuring activities in the third quarter of 1999. For the three and nine month periods in 1999, SG&A also includes approximately $ 0.6 million of start up costs related to the Honeywell contract and establishment of the facilities at the new Southwest Commercial Operations in Phoenix. After adjusting for the above third quarter 1999 charges, SG&A expense was 9.9% and 9.3% of sales for the three and nine months ended September 30, 1999, respectively.

     Impairment of Property, Plant and Equipment. For the three and nine months ended September 30, 1999, the Company recognized a provision for impairment due to the restructuring of the Southeast Operations and impairment related to the EFTC Services assets that were not included in the sales agreement. The aggregate charge of $1.5 million was necessary to reflect impairment in the value of property and equipment that will not be redeployed at other locations or otherwise liquidated at a price in excess of the carrying value.

     Merger Costs. Merger costs of $1.0 million were incurred through March 1998 in connection with the acquisition of Personal Electronics, Inc. ("PEI"). The acquisition of PEI was accounted for as a pooling of interests and, accordingly, the costs of the transaction were charged to operations during the nine months ended September 30, 1998.

     Goodwill Amortization. Amortization of goodwill declined for the three and nine months ended September 30, 1999 compared to the similar periods in 1998. This decline is attributable to the write off of all goodwill related to the acquisition of EFTC Services, which was sold September 1, 1999.

     Interest Expense. Interest expense increased by $ 0.9 million or 78.5% for the quarter ended September 30, 1999 compared to 1998. For the nine months ended September 30, 1999, interest expense increased by $1.5 million or 49.1% compared to the similar period in 1998. The increases in 1999 are partially due to approximately $300,000 of additional costs associated with amendments to the Revolving Credit agreement. Interest expense also increased in 1999 due to an increase in the weighted average principal amount outstanding. Weighted average principal increased due to debt associated with the growth of inventories and receivables resulting from the acquisition of the Northeast Operations and Midwest Operations in the fall of 1998 and the commencement of the Southwest Commercial Operations as a result of the supply agreement with Honeywell that was entered into in March 1999.

     Loss on Sale of Division. As discussed in Note 6 to the condensed consolidated financial statements, on September 1, 1999, the Company sold the EFTC Services division and recognized a net loss of $20.6 million.

     Income Tax Expense. The effective income tax rate (including pro forma income taxes) for the three and nine months ended September 30, 1998, was approximately 37% and 40%, respectively.

     As discussed in Note 8 to the condensed consolidated financial statements, the Company did not recognize an income tax benefit for losses incurred after June 30, 1999 due to uncertainties about realization of the related deferred income tax assets. The effective income tax rate for the nine months ended September 30, 1999 was 4% since the Company did not recognize any tax benefit after June 30, 1999.

Liquidity and Capital Resources

     At September 30, 1999, working capital totaled $12.4 million compared to $59.0 million at December 31, 1998. This decrease is due to the factors noted below.

     Cash used in operating activities for the nine months ended September 30, 1999 was $2.1 million compared to $19.2 million for the same period in 1998. Despite the net loss of $47.5 million for the nine months ended September 30, 1999, cash used in operating activities was reduced by the non-operating loss on the sale of the EFTC Services division for $20.6 million and an increase in trade payables and other accrued liabilities totaling $19.3 million and an increase in accounts receivable of $4.1 million. These amounts were offset by a $13.1 million increase in inventories, primarily related to increased activities at the Southwest Commercial Operations division.

     The Company used cash to purchase capital equipment totaling $11.9 million for the nine months ended September 30, 1999 compared to $16.0 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1998, the Company also utilized cash of $7.8 million related to the acquisition of the Northeast Operations division and the Midwest Operations division.

     The Company entered into a Credit Agreement, dated as of September 30, 1997 provided by Bank One, Colorado, N.A. (the "Bank One Loan"). The Bank One Loan currently provides for a $35 million revolving line of credit, maturing on December 30, 1999. The Company is currently involved in negotiations to refinance this debt on a long-term basis. The Bank One Loan bears interest at a rate based on the prime rate (8.25% at September 30, 1999) plus 2%. Borrowings under the revolving facility are subject to limitations based on the value of the available collateral. The Bank One Loan is collateralized by substantially all of the Company's assets, including real estate and all of the outstanding capital stock and membership interests of the Company's subsidiaries, whether now owned or later acquired. As of September 30, 1999, the outstanding principal amount of borrowings under the Bank One Loan was $29.7 million and the amount of the Borrowing Base was $35 million.

         In September 1997, the Company issued to a director of the Company $15 million in aggregate principal amount of subordinated notes, with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the purchase of certain operations located in

Florida and Arizona from AlliedSignal. As of September 30, 1999, the outstanding principal amount of the subordinated notes is $4.9 million. In November 1999, the Company entered into a new subordinated debt agreement with this director whereby the Company received additional proceeds of $5 million. These notes mature on March 31, 2000, bear interest at 10% and provide for a fee of $100,000 payable at maturity.

         In June 1998, the Company issued 1,770,000 shares of its common stock in a public offering for net proceeds of $20.6 million, which were used to repay a portion of the Bank One Loan.

         In December 1998, the Company entered into a sale-leaseback transaction with a director and stockholder of the Company. Two manufacturing facilities (one in Newberg, Oregon and one in Tucson, Arizona) were sold for $10.5 million and leased back to the Company. The proceeds were used to pay down a portion of the Bank One Loan. The lease was originally accounted for as a financing transaction with an imputed interest rate of 8.68%. The lease term is for 5 years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. The Company can renew the lease for an additional 5 years under similar terms, subject to adjustment for interest rates in effect at the time of renewal. During the second quarter of 1999, the lease was amended to delete the purchase option and recharacterize the lease from a capital lease to an operating lease. Accordingly, the assets and related debt are excluded from the balance sheet at September 30, 1999.

     On September 1, 1999, the Company sold substantially all of the assets of the EFTC Services division to Jabil Circuit, Inc. ("Jabil") for a purchase price of approximately $28 million, plus adjustments based on contingent earn-out provisions, as discussed in Note 6 to the condensed consolidated financial statements. The Company and Jabil agreed to establish a business relationship whereby Jabil will provide repair and warranty services to the Company's customers. The Company utilized approximately $14 million of the proceeds from this sale to repay the Term Loan under the Bank One Credit Facility.

     On October 14, 1999, the Company completed the sale of the Greeley manufacturing facility. for net proceeds of $3.8 million, which were utilized to repay borrowings under the Bank One Loan.

     Based on current cash requirements to reduce trade payables and meet anticipated working capital requirements as activities continue to increase in connection with the long-term agreement with Honeywell, management believes the Company will need approximately $55 million of debt or equity financing. Based on the revised maturity date for the Bank One credit facility, management believes it will be necessary to obtain a $35 million asset-based senior lending facility prior to December 31, 1999, and approximately $20 million of subordinated debt by the first quarter of 2000. Management believes this level of financing will be sufficient to meet working capital requirements through the fourth quarter of 2000.

     The Company is currently involved in negotiations with several financial institutions to replace Bank One as the Company's senior lender and to raise additional capital through the issuance of subordinated debt. Based on discussions with potential lenders, management expects to refinance the Company's current credit facility on a long-term basis. While management believes it will be successful in attracting new senior and subordinated lenders, there is no assurance that these financing activities will be completed on terms that will be acceptable to the Company.

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

Seasonality

     Although management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter of the year.

The Year 2000 Issue

         The Year 2000 (Y2K) issue is a result of computer programs being written in the past using only a two digit year to save memory space, in lieu of a full four digit year. As a result, computer programs may recognize a date using a "00" year code as the year 1900 instead of the year 2000. In addition, many systems have not been programmed correctly to recognize 2000 as a leap year. This could create system failures or miscalculations causing disruptions in the operations of the Company and its suppliers and customers.

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

         As part of the Company's Y2K project, the Company has been in contact with all of its related suppliers and customers to determine the extent to which the Company is vulnerable to those third party failures to remediate their Y2K issues. As part of the Company's overall Y2K project, this activity will be continually monitored across the Company to track activity with common suppliers and customers. The Company will continue to contact its suppliers and customers in the fourth quarter of 1999 to follow-up on their progress. To date, a significant portion of the supply base has been confirmed compliant or will be compliant by year-end. However, there can be no assurance that the systems of the other companies on which the Company's business relies will be timely converted or that failure to convert or a conversion that is incompatible with the Company's own systems will not have an material adverse affect on the Company and its operations.

         Expenditures to date related to the Company's Y2K project have not significantly impacted the Company's operating results. Management believes that future expenditures in 1999 will not significantly impact the Company's operating results, assuming no significant Y2K issues are discovered in the remaining phases of validation.

         The Company's failure to resolve Y2K issues before December 31, 1999 could result in system failures or miscalculations causing disruptions in operations, including a temporary inability to manufacture products, process transactions, send invoices or engage in other normal business activities. Additionally, the failure of third parties upon whom the Company's business relies to timely remediate their Y2K issues could result in disruptions in the Company's supply of parts and materials, late or misapplied invoices, temporary disruptions in order processing and other general problems related to the Company's daily business operations. While the Company believes its Y2K project has adequately addressed the Company's internal Y2K issues, the overall risks associated with Y2K remain difficult to accurately describe and quantify. Thus there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's operations.

         The Company is complete with the contingency planning phase of the Y2K project. All mission critical items are currently compliant and contingency plans are in place for third parties that may not be compliant. The Company has added additional Y2K resources to coordinate compliance and remediation efforts across all divisions. Additionally, the Company is performing a mock Y2K simulation to test operational systems end-to-end. The results of the simulation will be complete by November 15, 1999. Thus far, these systems have been found to be functionally compliant.

Special Note Regarding Forward-looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, prospects for achieving cost savings, increased capacity utilization, improved profitability, and other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component, contract manufacturing and repair industries, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in implementing the Company's new management information system, difficulties in managing the Company's growth or in integrating new businesses, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of the Company's Fort Lauderdale facility, the Company's success in limiting costs associated with such closure, the Company's ability to keep pace with technological developments, governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's Bank One Loan is comprised of a $35 million revolving line of credit. As of September 30, 1999, the Company had borrowed an aggregate principal amount of $29.7 million. The interest rate on Bank One Loan is based on the Bank One prime rate, plus 2%. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. If interest rates were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $300,000 based on the outstanding principal balance at September 30, 1999.

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

ITEM 2.    Changes in Securities
         Not Applicable.

ITEM 3.    Defaults Upon Senior Securities
         Not Applicable.

ITEM 4.   Submission Of Matters To A Vote Of Security Holders
         Not Applicable.

ITEM 5.    Other Information
         Not Applicable.

ITEM 6.   Exhibits and Reports on Form 8-K
         (a).   Exhibits

         The following exhibits are filed with this report:

               Exhibit Number

                2.1(*) Asset purchase agreement dated as of August 31, 1999 between Jabil Circuit, Inc., The Company, CTLCC Acquisition Corp., Circuit Test, Inc., Airhub Services Group, L.C., and Circuit Test International, L.C.

                10.1 Amended and Restated Credit Agreement dated as of March 12, 1999 among the Company and Bank One, Colorado, N.A. ("Bank One")

                10.2 Amendment and Waiver to Credit Agreement dated as of August 13, 1999 among the Company and Bank One.

                10.1 Amendment and Waiver to Credit Agreement dated as of August 31, 1999 among the Company and Bank One.

                27.1        Financial Data Schedule

(*) Incorporated by reference to current report on Form 8-K filed on September 16, 1999.

         (b).   Reports on Form 8-K

         The Company filed the following report on Form 8-K during the quarter ended September 30, 1999:

         Item Reported               Date                  Financial Statements
         2. Disposition of Assets    September 1, 1999     None required

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EFTC CORPORATION
                                         (Registrant)

Date:  November 12, 1999

                                       /s/ Jack Calderon
                                       -----------------------------------------
                                       Jack Calderon
                                       Chairman and Chief Executive Officer

Date: November 12, 1999

                                       /s/ Stuart W. Fuhlendorf
                                       -----------------------------------------
                                       Stuart W. Fuhlendorf
                                       Chief Financial Officer

Date: November 12, 1999

                                       /s/ James A. Doran, CPA
                                       -----------------------------------------
                                       James A. Doran, CPA
                                       Vice President, Controller