Form 10-K
period 1999-12-31
EFTC CORP/
filed 2000-04-14
CIK 916797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

         As of March 30, 2000, the number of outstanding shares of common stock was 15,543,489. As of such date, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market, was approximately $21,156,806.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.  Business

General

         EFTC Corporation (the "Company") is an independent provider of high mix electronic manufacturing services to original equipment manufacturers in the computer peripherals, medical equipment, industrial controls, telecommunications equipment and electronic instrumentation industries. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. High mix manufacturing involves processing small-lots of complex printed circuit boards at high production speeds.

Recapitalization

         On March 30, 2000, the Company entered into an agreement with Thayer-Blum Funding, LLC (the "Purchaser") for a recapitalization of the Company. The agreement provides for the purchase of a total of $54 million in Senior Subordinated Exchangeable Notes ("Exchangeable Notes") and a subsequent tender offer for up to 8,250,000 shares of the Company's currently outstanding common stock at a price of $4.00 per share. The Exchangeable Notes initially provide for a maturity date of June 30, 2006 and a paid-in-kind interest rate of 15%, and are accompanied by warrants (the "Warrants") to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. The Purchaser has designated two persons who have been appointed to the Company's board of directors.


         Upon shareholder approval of this transaction and assuming that at least 500,000 shares are tendered in the tender offer, the Warrants will never become exercisable and will be cancelled. Additionally, the Exchangeable Notes will automatically be replaced with Senior Subordinated Convertible Notes ("Convertible Notes") that provide for interest at 8.875%, payable in additional Convertible Notes and a maturity date of June 30, 2006. At the election of the holder, the Convertible Notes may be converted, at any time, into the Company's common stock at $2.60 per share, subject to adjustment. Conversion of the notes will occur automatically (i) if the Company's common stock trades above $7.50 per share for 45 consecutive trading days, or (ii) commencing on March 30, 2003, if the Company's common stock trades above $4.25 for 45 consecutive trading days. Finally, at the closing of the tender offer, the Purchaser will have the right to designate a majority of the members of the Company's board of directors and will have the right to approve any significant financings, acquisitions and dispositions. The Purchaser has requested that the conversion price of the Convertible Notes be reduced to $2.58 to reflect the change in the Company's financial condition as a result of certain excess costs that were incurred by the Company in connection with the transaction.


         If shareholders do not approve the transaction by September 1, 2000 or if less than 500,000 shares are tendered, the Warrants and Exchangeable Notes will remain in place and the interest rate on the Exchangeable Notes will increase to 20%. Interest would be compounded quarterly and payable in additional Exchangeable Notes or cash, at the option of the holders.

         On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to replace the Company's existing revolving line of credit with BankOne Colorado, N.A. The new credit facility provides for a $45 million revolving line of credit with a maturity date of March 30, 2003. Initially, the interest rate will be the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and eligible inventory. Substantially all of the Company's assets are pledged as collateral for outstanding borrowings, and the credit agreement requires compliance with certain financial and non-financial covenants.

Acquisitions and Dispositions

         Acquisitions


         Northwest Operations Division. On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon corporation, and Current Electronics (Washington), Inc., a Washington corporation, for total consideration of approximately $10.9 million, consisting of 1,980,000 shares of Company common stock and approximately $5.5 million in cash, including approximately $600,000 of transaction costs. During 1998, the Company completed construction of a new manufacturing facility in Newberg, Oregon at a total cost of approximately $7.0 million. The Newberg facility along with one in Moses Lake, Washington comprises the Company's Northwest Operations Division.


         AlliedSignal Asset Purchase. During the period from August 1997 through February 1998, the Company completed two transactions with AlliedSignal, Inc. now Honeywell International Inc. ("Honeywell") pursuant to which the Company acquired inventories and equipment located in Fort Lauderdale, Florida and Tucson, Arizona for an aggregate purchase price of approximately $19.0 million. In connection with these activities, the parties entered into a long-term supply agreement for the production of circuit card assemblies. Both these facilities were closed in 2000.


         EFTC Services Division. The Company acquired the Services Division in September 1997 for approximately $35.7 million, consisting of 1,858,975 shares of the Company's common stock and approximately $26.5 million in cash. The Services Division had facilities in Memphis, Tennessee, Louisville, Kentucky and Tampa, Florida and specialized in transportation hub-based warranty and repair services for companies engaged in the computer and communications industries. This division was sold in September 1999.


         EFTC Express Division. In March 1998, the Company acquired RM Electronics, Inc., doing business as Personal Electronics ("Personal"), in a business combination accounted for as a pooling of interests. The Company issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal. Personal is based in Manchester, New Hampshire and specializes in the quick turn, front-end prototype development, low volume, and end-of-life high mix assembly services. Personal comprises the Company's EFTC Express Division.

         Northeast Operations Division. In September 1998, the Company acquired the circuit card assembly operations of the Agfa Division of Bayer Corporation. The Company purchased inventory and equipment for approximately $6.0 million and the parties entered into a long-term supply agreement for the manufacture of circuit card assemblies. This business is conducted in the Company's leased facility in Wilmington, Massachusetts that comprises the Northeast Operations Division.

         Midwest Operations Division. In September 1998, the Company purchased manufacturing equipment for approximately $1.5 million from AlliedSignal. In connection with this transaction, AlliedSignal agreed to amend the existing long-term supply agreement it has with the Company to include the production of circuit card assemblies at the Company's new facility in Ottawa, Kansas. The Kansas facility comprises the Company's Midwest Operations Division.

         Southeast Commercial Operations Division. In March 1999, the Company entered into a ten year supply agreement with Honeywell that included the acquisition of certain assets and inventory used in circuit card assembly manufacturing. For the year ended December 31, 1999, sales under this agreement amounted to approximately $28 million and the Company expects sales for 2000 to be in excess of $100 million. The manufacturing activities under this agreement are conducted in a newly leased facility near

Phoenix, Arizona and a smaller facility in Tijuana, Mexico. These facilities comprise the Company's Southwest Commercial Operations Division.

         Closure of Certain Facilities

         Greeley, Colorado. In December 1998, the Company announced a plan to close the Rocky Mountain Division located in Greeley, Colorado and to consolidate the remaining business into other facilities, in an effort to improve capacity utilization and profitability. In October 1999, the Company completed the sale of the building in Greeley for net proceeds of approximately $3.8 million.

         Sale of Services Division. On September 1, 1999, the Company sold its Services Division for approximately $28.1 million. In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if earnings for the year ending August 31, 2000 related to the division sold are in excess of $4,455,000 ("Target Earnings"), the Company will be entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings are less than Target Earnings, the Company will be required to refund an amount equal to three times the difference. The maximum amount that either party would be required to pay under the EC is $2.5 million.

         Fort Lauderdale, Florida. In an effort to improve capacity utilization at other facilities, in September 1999 the Company initiated a plan to close its facility in Fort Lauderdale and consolidate the business from that plant into three other EFTC facilities. Ft. Lauderdale was selected due to its higher cost structure and in consideration of the added benefits of transferring this business to facilities that are in closer proximity to the affected customers. The Ft. Lauderdale restructuring activities are expected to be substantially complete by the end of April 2000.

         Tucson, Arizona. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility in Tucson and the sublease of the facility to Honeywell. This sale closed in February 2000 and provided net proceeds to the Company of $12.7 million.

Manufacturing Services

         The Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit boards and electro-mechanical devices into other components of the customer's products. The Company's facilities have obtained, or are in the process of obtaining, ISO 9002 certification from the International Organization of Standards.

         The Company's manufacturing methodology, known as Asynchronous Process Manufacturing ("APM") improves throughput of certain assembly processes over traditional continuous (synchronous) flow processing ("CFM"), which is the predominant method used in high-volume manufacturing. With APM, the Company is able to process products rapidly using a combination of new discontinuous flow methods for differing product quantities, fast surface mount assembly systems, test equipment and high-volume, high-speed production lines. In the APM model, materials are moved through the production queue at high-speed and not in a continuous or linear order as under CFM. Instead, materials are moved through the assembly procedure in the most efficient manner, using a computer algorithm developed for the Company's operations, with all sequences controlled by a computerized information system.

         High mix manufacturing involves a discontinuous series of products fed through assembly in a start-stop manner, heretofore incompatible with high-speed techniques. APM is an alternative to both CFM and batch processing often used in smaller scale manufacturing. The combination of small lots, with numerous differences in configuration from each lot to the next, and high-speed manufacturing has been viewed as difficult, if not impossible, by many high mix manufacturers. The Company believes that CFM techniques used by high-volume, high-speed Electronics Manufacturing Services ("EMS") providers cannot accommodate high mix product assembly without sacrificing speed, while smaller EMS providers, capable of producing a wide variety of products, often find it difficult to afford high-quality, high-speed manufacturing assets or to keep up with OEMs' growing product demand. Under CFM, all assembly occurs on the same line, thereby slowing down the process with non-value-added operations and, more importantly, significantly reducing flexibility. Under APM, all non-value-added operations are performed in the most efficient manner, off-line, thereby keeping the assembly process moving. A hybrid of CFM and batch production techniques, APM sets optimal process parameters and maximizes velocity in producing smaller lot quantities.

         Prototype Manufacturing Services. Personal Electronics is an EFTC Express location, specializing in quick-turn manufacturing and prototype services with a high degree of personalized customer service. As customer orders grow, EFTC Express is intended to provide customers with an easy transition to the Company's larger regional manufacturing facilities.

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

Customers and Sales

         The Company seeks to serve traditional high mix OEMs and OEMs that produce high-volume products. The Company's sales force is located regionally, and the Company's sales approach is designed to align the Company's sales efforts in close proximity to its customers and the Company's regional manufacturing facilities. The Company continues to focus on the following markets: (1) avionics; (2) industrial controls and instrumentation; (3) computer-related products; (4) communications; and (5) medical devices.

The following table represents the Company's net sales for manufacturing services by industry segment for the years ended December 31, 1999, 1998 and 1997:

                                                        1999            1998           1997
                                                        ----            ----           ----

Avionics                                                 68%            46%            27%
Industrial controls and instrumentation                  18%            18%            22%
Computer-related                                         8%             28%            29%
Communications                                           5%              5%             8%
Medical devices                                          1%              3%            13%
Other                                                    --              --             1%
                                                     ============    ===========    ===========

          Total                                         100%            100%           100%
                                                     ============    ===========    ===========

         Sales to significant customers as a percentage of total net sales for the years ended December 31, 1999, 1998 and 1997, were as follows:

                              1999           1998            1997
                              ----           ----            ----

AlliedSignal, Inc.            46%             42%            25%

Honeywell, Inc.               10%             3%             --
------------------------   ===========    ============    ===========
    Pro Forma Combined        56%             45%            25%
------------------------   ===========    ============    ===========
Exabyte                       --              4%             12%
                           ===========    ============    ===========

         In December 1999, AlliedSignal and Honeywell completed their merger and the combined company was named Honeywell International, Inc. The pro forma disclosure above presents the customer concentration as if the merger had occurred on January 1, 1997. The Company historically has relied on a small number of customers to generate a significant percentage of its revenue. During 1999, the Company's ten largest customers accounted for 88% of the Company's net revenue. The loss of Honeywell as a customer would, and the loss of any significant customer could, have a material adverse effect on the Company's financial condition and results of operations.

         In addition, the Company holds significant accounts receivable from sales to certain customers. At December 31, 1999, approximately 57% of the Company's net trade receivables were due from Honeywell and 12% of net trade receivables were due from Bayer Corporation. The insolvency or other inability of a significant customer to pay outstanding receivables could have a material adverse effect on the Company's results of operations and financial condition.

         If the Company's efforts to expand its customer base are not successful, the Company will continue to depend upon a relatively small number of customers for a significant percentage of its net sales. Despite existing contractual arrangements, there can be no assurance that current customers, including Honeywell, or future customers of the Company, will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company.

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

Backlog


         The Company's backlog was approximately $219 million at December 31, 1999, compared to approximately $108 million at December 31, 1998. Backlog generally consists of purchase orders believed to be firm that are expected to be filled within the next six months and are based on forecasts given to the Company by its customers. Since forecasts are frequently revised, orders and commitments may be rescheduled or canceled and customers' desired lead times might vary, backlog does not necessarily reflect the timing or amount of future sales. The Company generally seeks to deliver its products within four to eight weeks of obtaining purchase orders, which tends to minimize backlog.


Competition

         Competition in the electronic manufacturing services industry is intense. The contract manufacturing services provided by the Company are available from many independent sources. The Company also competes with in-house manufacturing operations of current and potential customers. The Company competes with numerous domestic and foreign EMS firms, including SCI Systems, Inc., Solectron Corporation, Benchmark Electronics, Inc., The DII Group, Inc., Plexus Corp., Reptron Electronics, Inc., Group Technologies Corporation, and others. The Company also faces competition from its current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. Certain of the Company's competitors have broader geographic presence than the Company, including manufacturing facilities in foreign countries. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing or marketing resources than the Company. The Company believes that the principal competitive factors in its targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location and price.

Suppliers

         The Company uses numerous suppliers of electronic components and other materials for its operations. The Company works with customers and suppliers to minimize the effect of any component shortages. Some components used by the Company have been subject to industry-wide shortages, and suppliers have been forced to allocate available quantities among their customers. The Company's inability to obtain any needed components during periods of allocations could cause delays in shipments to the Company's customers and could adversely affect results of operations. At times, the Company's cash flow problems have resulted in late payments to its suppliers which, in turn, has caused such suppliers to delay or stop shipments of inventory. This has disrupted the Company's operations, which has resulted in incomplete or late shipments of products to the Company's customers. The Company attempts to mitigate the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs.

Patents and Trademarks

         The Company currently has two registered trademarks, which consist of "EFTC" and "APM" (including the related design) and two unregistered trademarks which consist of "APM" and "Asynchronous Process Manufacturing." The Company's management does not believe that patent or trademark protection is material to the Company's business.

Governmental Regulation

         The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters, and there can be no assurance that material costs and liabilities will not be incurred in complying with those regulations or that past or future operations will not result in exposure to injury or claims of injury by employees or the public. To meet various legal requirements, the Company has modified its circuit board cleaning processes to utilize only aqueous (water-based) methods in its cleaning processes.

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

Employees

         As of December 31, 1999, the Company had 1,591 full-time equivalent employees, of whom 1,186 were engaged in manufacturing operations services, 286 in material handling and procurement, 6 in marketing and sales and 113 in finance and administration. The Company also engaged the full-time services of 481 temporary laborers through employment agencies in manufacturing and operations. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

Special Considerations

         Dependence on Honeywell. During 1999, Honeywell accounted for more than 56% of the Company's net revenues and at December 31, 1999, approximately 57% of the Company's net trade receivables were due from Honeywell. For the year ending December 31, 2000, pursuant to a long-term agreement with Honeywell, the Company expects that Honeywell will account for an increased percentage of the Company's business. The loss of Honeywell as a customer, a decline in the volume of business with Honeywell, or Honeywell's insolvency or inability or unwillingness to pay outstanding receivables in a timely manner, would have a material adverse effect on the Company's results of operations and financial condition.

         Integration of Systems; Management of New Facilities. The Company acquired or opened ten new facilities during 1997 and 1998 and two in 1999. During 1999 the Company sold or closed four facilities and two more facilities are expected to be closed by the end of the second quarter of 2000. The

Company's expansion into new facilities across the country placed a significant strain on the Company's management information, operating and financial systems, as well as the Company's management resources. In order to maintain and improve results of operations, the Company's management will be required to integrate the new facilities into the Company's existing systems and management structure. The Company needs to continue to implement and improve its management information, operating and financial systems and internal controls, to attract and retain qualified management personnel, to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively integrate and manage its new facilities could adversely affect the Company's results of operations.

         Implementation of New Information System. The Company has implemented a new management information system (the "MIS System") in all facilities except EFTCExpress, based on commercially available Oracle software products, that is designed to track and control all aspects of its manufacturing services, as well as the Company's financial accounting applications. There can be no assurance that the MIS System will continue to operate as designed or provide the Company's operations any additional efficiency. If the MIS System fails to operate as designed or the Company's business processes are not properly integrated with the MIS System, the Company's operations could be disrupted in a variety of ways including lost orders, orders that can not be filled in a timely manner, inventory shortfalls and excess inventories, any or all of which could result in lost customers and revenues. In addition, the Company could be required to write-off costs associated with the MIS System if the system acquisition and implementation costs are considered to be impaired. Such disruptions or events could adversely affect results of operations and the implementation of the Company's high mix manufacturing strategy.

         Acquisition Strategy. The Company has actively pursued in the past, and expects to actively pursue in the future, acquisitions in furtherance of its strategy of expanding its operations, geographic markets, service offerings, customer base and revenue base. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, products and services of the acquired companies and assets, the diversion of management's attention and the Company's financial resources from other business activities, the potential to enter markets in which the Company has no or limited prior experience and where competitors in such markets have stronger market positions and the potential loss of key employees and customers of the acquired companies. In addition, during the integration of an acquired company, the financial performance of the Company will be subject to the risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations. The Company may incur significant amounts of indebtedness in connection with future acquisitions. Future acquisitions may also involve potentially dilutive issuances of equity securities. There can be no assurance that the Company will be able to identify suitable acquisition opportunities, to price such acquisition opportunities properly, to consummate acquisitions successfully or integrate acquired personnel and operations into the Company successfully.

Item 2.  Description of Property

         The following table describes the Company's material properties during 1999.


                                         Year               Approximate

            Location                Acquired/Opened             Size          Owned/leased(1)     Services

---------------------------------------------------------------------------------------------------------------------

Denver, Colorado                         1997            18,000 square feet   Leased              Executive Offices

Newberg, Oregon                          1998            65,000 square feet   Leased (2)          Manufacturing

Moses Lake, Washington                   1997            20,000 square feet   Leased (3)          Manufacturing

Ft. Lauderdale, Florida*                 1997            97,000 square feet   Subleased (4)       Manufacturing

Tucson, Arizona*                         1998            65,000 square feet   Leased (5)          Manufacturing

Phoenix, Arizona                         1999           145,000 square feet   Leased (6)          Manufacturing

Tijuana, Mexico                          1999            30,000 square feet   Leased (7)          Manufacturing

Manchester, New Hampshire                1998            19,000 square feet   Leased (8)          Manufacturing

Wilmington, Massachusetts                1998            54,000 square feet   Subleased (9)       Manufacturing

Ottawa, Kansas                           1998            40,000 square feet   Owned (10)          Manufacturing

         The Company believes its facilities are in good condition.

---------------
*      This facility was closed by the Company in 2000.
(1) Pursuant to the terms of the Bank of America, N.A. Loan (as defined below), substantially all of the Company's owned and leased property is subject to liens and other security interests in favor of Bank of America ("Bank of America"), and any other lenders from time to time under the Bank of America Loan.

(2) The Company purchased approximately 12 acres of land from an unaffiliated third party and built a 65,000 square foot facility in Newberg, Oregon. This facility was sold to a related party in December 1998 and was leased back by the Company. The lease term is for 5 years.

(3) This facility is leased from an unaffiliated third party on a year-to year basis.

(4) The Company subleased a 97,000 square foot portion of a building from Honeywell. In September 1999 the Company initiated a plan to consolidate and close its operations in Fort Lauderdale, Florida. This sublease agreement was terminated in April 2000.

(5) The Company purchased approximately 20 acres of land and a 65,000 square foot building in Tucson, Arizona, for $1.8 million. The Company remodeled and moved into the facility in February 1998. This facility was sold to a related party in December 1998 and was leased back by the Company. The lease term is for 5 years. The Company sold the assets and inventory located at this facility to Honeywell in February 2000. Honeywell has agreed to sublease the facility from the Company for 18 months at the same cost as the Company pays to the landlord, with an option to extend the term until December 2003 when the Company's primary lease term expires.

(6) The Company leases two facilities that comprise 145,000 square feet from an unrelated third party. The lease expires in July 2007 with two additional option terms of 5 years each.

(7) The Company utilizes this facility through a contractual arrangement with an unrelated third party. This arrangement continues through July 2000, and may be extended at the Company's option for subsequent one-year periods.

(8) The Company leases a 19,000 square foot facility from an unrelated third party. The lease expires in August 2001.

(9) The Company subleases a 54,000 square foot facility from Bayer-Agfa on a year-to-year basis until March 31, 2003. The Company has provided notice to its landlord that it will vacate this facility in September 2000. The Company is in the process of locating a new facility in Massachusetts.

(10) The Company purchased a 40,000 square foot facility from Honeywell, remodeled this facility and commenced manufacturing operations in the facility in December 1998.

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

         Joshua Grayck, Philip and Angelique Signorelli, William McBride, Mark Norris, Michael Keister, and Aiming Kiao v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman,
L. Reid, and Lloyd McConnell (United States District Court for the District of Colorado, Case No. 98-S-2178). Plaintiffs are shareholders of EFTC who originally filed this lawsuit on October 8, 1998. Plaintiffs filed an amended complaint on January 22, 1999. Plaintiffs allege that during the class period April 6, 1998 to August 20, 1998, defendants made false and misleading statements regarding EFTC's business performance, implementation of a new computer system, manufacturing quality systems, operating margins, relationships with its largest customers, and future prospects for earnings growth. Plaintiffs allege that defendants disseminated or approved a prospectus in connection with the Company's June 1998 secondary offering, as well as certain other press releases and financial reports which contained misrepresentations and material omissions and also concealed materially adverse financial information. The amended complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as Section 11 of the Securities Act of 1933. In addition, plaintiffs allege that by reason of their positions as officers and/or directors of EFTC, Messrs. Calderon, Reid, Fuhlendorf and Hofmeister had the power and authority to cause EFTC to engage in the wrongful conduct alleged in the complaint. Plaintiffs allege, therefore, that EFTC and these individual defendants violated Section 20(a) of the Securities and Exchange Act of 1934 and Section 15 of the Securities Act of 1933. Plaintiffs seek the following relief: (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between April 6, 1998 and August 20, 1998; (b) an award of compensatory and/or rescisionary damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under federal and state law.

         Defendants deny the allegations of the amended complaint. Defendants filed a motion to dismiss the case on March 8, 1999. That motion is pending.

         Craig Anderson, Todd Sichelstiel, Phillip and Angelique Signorrelli, Christy J. Baldwin and Patricia Conlon v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman, Lucille A. Reid, Lloyd A. McConnell and Salomon Smith Barney ( District Court for the County of Weld, Colorado, Case No. 99-CV-962). Plaintiffs are shareholders of EFTC who filed this lawsuit originally in the District Court for the County of Weld, Colorado. Plaintiffs allege that during the class period April 6, 1998 to August 20, 1998, defendants made false and misleading statements regarding EFTC's business performance, implementation of a new computer system, manufacturing quality systems, operating margins, relationships with its largest customers, and future prospects for earnings growth. Plaintiffs allege that defendants disseminated or approved a prospectus in connection with the Company's June 1998 secondary offering, as well as certain other press releases and financial reports which contained misrepresentations and material omissions and also concealed materially adverse financial information. The complaint alleges violations of Sections 11-51-501(1)(a, b, and c) and 11-51-604(3) of the Colorado Securities Act. In addition, plaintiff alleges that by reason of their positions as officers and/or directors of EFTC, Messrs. Calderon, Reid, Fuhlendorf, Hofmeister, Bruehlman, McConnell, and Ms. Reid are controlling persons of EFTC and, therefore, that these defendants violated
Section 11-51-604(5) of the Colorado Securities Act. Plaintiffs also allege that defendants conduct occurred in connection with the offer, sale or purchase of EFTC securities in the secondary offering in violation of Section 11-51-604(4) of the Colorado Securities Act. Plaintiff seeks the following relief: (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of EFTC between April 6, 1998 and August 20, 1998; (b) an award of compensatory and/or punitive damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under state law.

         Defendants removed the case to federal court on January 11, 1999. The federal court remanded the case to state court on February 14, 2000. Defendants deny the allegations of the complaint.

         The parties to these legal proceedings have reached an agreement to settle both legal proceedings. The settlement is subject to court approval. The proposed settlement provides for the Company to contribute $3.1 million in cash and 1.3 million shares of the Company's common stock and its insurer to contribute $2.9 million into a class settlement fund. Notice of the settlement has been filed in both state and federal court requesting a stay of all proceedings pending the submission of settlement documents to the courts.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is quoted on the Nasdaq National Market under the symbol "EFTC". On April 10, 2000, there were approximately 267 shareholders of record of the Company's Common Stock.

         The following table sets forth the high and low sale prices for the Company's common stock, as reported on the Nasdaq National Market, for the quarters presented.

                        1999 Sales Prices                1998 Sale Prices
                   -----------------------            --------------------
                    High              Low             High             Low
                    ----              ---             ----             ---

First Quarter      $ 5.750           $3.375         $17.000         $12.813

Second Quarter       6.750            4.000          18.313          11.500

Third Quarter        5.188            2.625          13.750           2.844

Fourth Quarter       3.594            1.500           5.063           2.625

Dividends

         The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The future payments of dividends, if any, on common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. However, the Company's loan agreement with Bank of America as well as terms of the Exchangeable Note and the Convertible Note prohibit payment of dividends without the lender's consent.

Recent Sales of Unregistered Securities.

         On February 24, 1997, the Company acquired its Northwest Operations Division, which operated two manufacturing facilities in Newberg, Oregon and Moses Lake, Washington, for total consideration of approximately $10.9 million, consisting of 1,980,000 shares of Company common stock and approximately $5.5 million in cash, which included approximately $600,000 of transaction costs. The Company determined that the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

         During September 1997, the Company issued to Richard L. Monfort, a director of the Company, $15 million in aggregate principal amount of subordinated notes (the "Subordinated Notes"), with a maturity date of December 31, 2002 and bearing interest at LIBOR plus 2.0%, in order to fund the acquisition of certain assets from AlliedSignal. During October 1997, the Company issued a warrant (the "Warrant") to purchase 500,000 shares of common stock at a price of $8.00 per share as additional consideration for the loan represented by the Subordinated Notes. The Warrant was exercised on October 9, 1997, resulting in net proceeds to the Company of $4 million. The Company determined that the issuances of the Subordinated Notes, the Warrant and the common stock issued upon exercise of the Warrants were exempt from registration under Section 4(2) of the Securities Act because it involved a director of the Company.

         On September 30, 1997, the Company acquired the Services Group for approximately $29.7 million consisting of 1,858,975 shares of the Company's common stock and approximately $20.5 million in cash, which includes approximately $1 million of transaction costs. In addition, the Company made a $6 million contingent payment that became payable upon closing of the Company's public offering of common stock in November, 1997. The Company determined that the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

         On March 31, 1998, the Company acquired Personal Electronics which provided quick-turn, small scale, high mix electronic manufacturing services to OEMs in the greater Boston area and New Hampshire for total consideration of 1,800,000 shares of the Company's common stock. The Company determined that the issuance of such shares was exempt from registration under Section 4(2) of the Securities Act, as a transaction by the issuer not involving a public offering because the transaction involved the acquisition of a business from the owners thereof based on private negotiations.

         In November 1999, the Company issued to Richard L. Monfort, a director of the Company, $5 million in subordinated notes. These notes bore interest at 10% and matured on March 30, 2000. The proceeds of these subordinated notes were used for general operating purposes. On March 30, 2000, the Company repaid $2 million (plus accrued interest on the full $5 million) of the outstanding $5 million. The note agreement was amended to provide for issuance of $3 million in aggregate principal amount of subordinated notes, with a maturity date of March 30, 2004 and bearing interest at 10%. The Company determined that the issuance of the subordinated notes was exempt from registration under Section 4(2) of the Securities Act because it involved a director of the Company.

         On March 30, 2000, in connection with the recapitalization described above, the Company issued $54 million of subordinated exchangeable notes due on June 30, 2006, with paid in kind interest at 15%. These notes are accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $0.01 per share. The Company determined that the issuance of the subordinated notes and warrants was exempt from registration under Section 4(2) because the transaction involved a negotiated purchase of securities by an accredited investor.

         In April 2000, the Company issued warrants to purchase an aggregate of 525,000 shares of the Company's common stock at a price of $3.00 per share to two investment banks as additional consideration for services rendered to the Company. The Company determined that the issuances of such warrants were exempt from registration under Section 4(2) of the Securities Act.

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

Item 6.  Selected Financial Data.


         The following selected financial data as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, are derived from the audited financial statements of the Company included in Item 8 and should be read in conjunction with such financial statements and the notes thereto. The data presented below as of December 31, 1997, 1996 and 1995, and for the years ended December 31, 1996 and 1995, are derived from financial statements of the Company that are not included in this report.


                                                                   Year Ended December 31,
                                              ------------------------------------------------------------------
Statement of Operations Data:                 1999            1998           1997           1996            1995
                                              ----            ----           ----           ----            ----
                                                            (In thousands, except per share data)

Net sales                                     $221,864      $ 226,780        $122,079       $ 60,910         $51,580
Cost of goods sold                             229,892        200,581         102,166         56,277          46,437
                                              --------      ---------        --------       --------         -------
      Gross profit (loss)                       (8,028)         26,199          19,913          4,633           5,143

Selling, general and administrative             32,089         23,038          12,711          5,916           4,324
Impairment of long-lived assets                  2,822          3,342              --            726              --
Merger costs                                        --          1,048              --             --              --
Goodwill amortization                            1,133          1,564             547             --              --
                                              --------      ---------        --------       --------         -------
      Operating income (loss)                  (44,072)        (2,793)           6,655        (2,009)             819
Interest expense                                (6,516)        (4,312)         (2,411)          (576)           (432)
Gain (loss) on sale of assets                  (20,880)            400           1,156             50              --
Other, net                                         (55)          (104)             139             50              92
                                              --------      ---------        --------       --------         -------
      Income (loss) before income taxes       (71,523)        (6,809)           5,539        (2,485)             479

Income tax benefit (expense)                   (2,180)          2,631         (2,118)            867           (130)
                                              --------      ---------        --------       --------         -------
         Net income (loss)                   $(73,703)      $ (4,178)        $  3,421      $ (1,618)          $  349
                                              ========      =========        ========       ========         =======
Pro Forma Information:

      Historical net income (loss)           $(73,703)      $ (4,178)        $  3,421      $ (1,618)          $  349
      Pro forma tax adjustment                      --          (317)            (41)             10               2
                                              --------      ---------        --------       --------         -------
         Pro forma net income (loss)         $(73,703)      $ (4,495)        $  3,380      $ (1,608)          $  351
                                              ========      =========        ========       ========         =======
Pro Forma Earnings Per Share:
      Basic                                   $ (4.74)       $  (.31)          $  .40       $  (.28)          $  .06
                                              ========      =========        ========       ========         =======
      Diluted                                 $ (4.74)       $  (.31)          $  .38       $  (.28)          $  .06
                                              ========      =========        ========       ========         =======
Weighted Average Shares:
      Basic                                     15,543         14,730           8,502          5,742           5,762
                                              ========      =========        ========       ========         =======
      Diluted                                   15,543         14,730           8,955          5,742           5,762
                                              ========      =========        ========       ========         =======

Cash Flow Data:

      Cash provided (used) by:
         Operating activities                $ (9,873)      $(18,181)       $(29,414)       $  (508)         $ (999)
         Investing activities                   17,752       (21,924)        (42,074)        (1,837)           1,247
         Financing activities                  (7,786)         38,851          72,958          2,049             208

                                                                          December 31,
                                           --------------------------------------------------------------------------
Balance Sheet Data:                           1999            1998           1997           1996            1995
                                              ----            ----           ----           ----            ----

      Working capital                         $ 26.232       $ 59,037        $ 43,634       $  9,284         $ 9,878
      Total assets                             131.129        190,666         148,825         24,037          25,724
      Total debt                                42,994         54,983          44,959          5,917           3,277
      Stockholders' equity                      21,278         94,979          75,221         13,850          15,462



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. See "--Special Note Regarding Forward-Looking Statements."

General

         The Company is a leading independent provider of high mix electronic manufacturing services to original equipment manufacturers (OEMs) in the avionics, medical, communications, industrial instruments and controls, and computer-related products industries. The Company's manufacturing services consist of assembling complex printed circuit boards, cables, electro-mechanical devices, and finished products.

         During 1997 and 1998, the Company made several acquisitions of businesses and assets in connection with an aggressive growth strategy. Between the fourth quarter of 1998 and the fourth quarter of 1999, the Company began taking a series of actions to improve liquidity and operating results. These actions included the disposal or closure of several of the Company's business units. In order to understand the Company's financial condition and results of operations over the past three years, it is important to understand the acquisitions, dispositions and closures that were occurring during this period. Accordingly, a summary of these activities is presented below.


         Northwest Operations Division. On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon corporation, and Current Electronics (Washington), Inc., a Washington corporation, for total consideration of approximately $10.9 million, consisting of 1,980,000 shares of Company common stock and approximately $5.5 million in cash, including approximately $600,000 of transaction costs. During 1998, the Company completed construction of a new manufacturing facility in Newberg, Oregon at a total cost of approximately $7.0 million. The Newberg facility along with one in Moses Lake, Washington comprises the Company's Northwest Operations Division.


         AlliedSignal Asset Purchase. During the period from August 1997 through February 1998, the Company completed two transactions with AlliedSignal, Inc. now Honeywell International Inc. ("Honeywell") pursuant to which the Company acquired inventories and equipment located in Fort Lauderdale, Florida and Tucson, Arizona for an aggregate purchase price of approximately $19.0 million. In connection with these activities, the parties entered into a long-term supply agreement for the production of circuit card assemblies.

         In an effort to improve capacity utilization at other facilities, in September 1999 the Company initiated a plan to close its facility in Fort Lauderdale and consolidate the business from that plant into three other EFTC facilities. Ft. Lauderdale was selected due to its higher cost structure and in consideration of the added benefits of transferring this business to facilities that are in closer proximity to the affected customers. The Ft. Lauderdale restructuring activities are expected to be substantially complete by the end of April 2000.

         In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility in Tucson and the sublease of the facility to Honeywell. This sale closed in February 2000 and provided net proceeds to the Company of $12.7 million.

         EFTC Services Division. The Company acquired the Services Division in September 1997 for approximately $35.7 million, consisting of 1,858,975 shares of the Company's common stock and approximately $26.5 million in cash. The Services Division had facilities in Memphis, Tennessee, Louisville, Kentucky and Tampa, Florida and specialized in transportation hub-based warranty and repair services for companies engaged in the computer and communications industries.


         On September 1, 1999, the Company sold the Services Division for approximately $28.1 million. In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if earnings for the year ending August 31, 2000 related to the division sold are in excess of $4,455,000 ("Target Earnings"), the Company will be entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings are less than Target Earnings, the Company will be required to refund an amount equal to three times the difference. The maximum amount that either party would be required to pay under the EC is $2.5 million.

         EFTC Express Division. In March 1998, the Company acquired RM Electronics, Inc., doing business as Personal Electronics ("Personal"), in a business combination accounted for as a pooling of interests. The Company issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal. Personal is based in Manchester, New Hampshire and specializes in the quick turn, front-end prototype development, low volume, and end-of-life high mix assembly services. Personal comprises the Company's EFTC Express Division.

         Northeast Operations Division. In September 1998, the Company acquired the circuit card assembly operations of the Agfa Division of Bayer Corporation. The Company purchased inventory and equipment for approximately $6.0 million and the parties entered into a long-term supply agreement for the manufacture of circuit card assemblies. This business is conducted in the Company's leased facility in Wilmington, Massachusetts that comprises the Northeast Operations Division.

         Midwest Operations Division. In September 1998, the Company purchased manufacturing equipment for approximately $1.5 million from AlliedSignal. In connection with this transaction, AlliedSignal agreed to amend the existing long-term supply agreement it has with the Company to include the production of circuit card assemblies at the Company's new facility in Ottawa, Kansas. The Kansas facility comprises the Company's Midwest Operations Division.

         Rocky Mountain Division. In December 1998, the Company announced a plan to close the Rocky Mountain Division located in Greeley, Colorado and to consolidate the remaining business into other facilities, in an effort to improve capacity utilization and profitability. In October 1999, the Company completed the sale of the building in Greeley for net proceeds of approximately $3.8 million.

         Southeast Commercial Operations Division. In March 1999, the Company entered into an agreement with Honeywell to acquire certain assets and inventory used in circuit card assembly. The Company and Honeywell have entered into a ten-year supply agreement. For the year ended December 31, 1999, sales under this agreement amounted to approximately $28 million. The manufacturing activities under this agreement are conducted in a newly leased facility near Phoenix, Arizona and a smaller facility in Tijuana, Mexico. These facilities comprise the Company's Southwest Commercial Operations Division.

Results of Operations


         The Company's quarterly results of operations are affected by several factors, primarily the level and timing of customer orders and the mix of turnkey and consignment orders. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in the customer's manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on the Company's quarterly results of operations. Other factors affecting the Company's quarterly results of operations may include, among other things, the Company's performance under the long-term supply agreement with Honeywell, price competition, disposition of divisions and closure of operating units, the ability to obtain inventory from its suppliers on a timely basis, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company through managing inventories and other assets, the timing of expenditures in anticipation of increased sales, and fluctuations in the cost of components or labor.


The following table sets forth certain operating data as a percentage of net sales:

                                             Year Ended December 31,
                                        --------------------------------
                                        1999          1998          1997
                                        ----          ----          ----

Net sales                               100%          100%          100%
Cost of goods sold                      104%           88%           84%
                                        ---           ----          ----
       Gross profit (loss)              (4%)           12%           16%

Selling, general and administrative      14%           10%           10%
Impairment of long-lived assets          1%            1%            --
Merger costs                             --            1%            --
Goodwill amortization                    1%            1%            1%
                                        ---           ----          ----

       Operating income (loss)          (20%)         (1%)           5%
                                        ====          ====          ====

1999 Compared to 1998


         Net Sales. Net sales for 1999 were $222 million compared to $227 million in 1998, which is a decrease of 2.0%. Despite the minor decrease in revenue, the Company experienced major changes in its customers and facilities during 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities have been sold or will be closed by April 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell in connection with the long-term supply agreement entered into with Honeywell in March 1999 which offset the loss of revenue from other divisions. The Company's sales for 1999 include approximately $28 million of revenue under this agreement. The Northeast Operations Division (acquired September 1, 1998) and the Midwest Operations Division (acquired September 30,
1998) accounted for $11 million of revenue in 1998 compared to $36 million in 1999. However, this increase was offset by the loss of revenue from the Services Group that was sold on September 1, 1999. The Services Group accounted for $41 million of revenue in 1998 compared to only $22 million in 1999. The closure of the Greeley, Colorado facility in 1999 also contributed to lower revenue, despite the transfer of part of this business to other facilities.

         Gross Profit (Loss). The Company had gross profit of 12% in 1998 and a loss of 4% in 1999. During 1998, the Company increased its workforce, and invested substantial amounts in new facilities, equipment and information systems to prepare for expected increases in sales in 1999. This higher cost structure combined with a decrease in sales was the primary contributor to the significant decrease in 1999 gross profit. The Company incurred restructuring charges for the Greeley facility in the fourth quarter of 1998, including a $5.7 million charge to cost of goods sold, primarily for a provision for inventory allowances. During 1999, product pricing at the Tucson facility resulted in negative margins of $3.5 million. Additionally, in 1999 the Company incurred (i) charges included in cost of goods sold for $1.5 million due to inventory allowances and operating charges related to the closure of the Greeley facility, (ii) charges for excess and obsolete inventories and other charges to cost of goods sold totaling $7.1 million related to the closure of the Fort Lauderdale facility and (iii) approximately $0.9 million in charges related to excess and obsolete inventories in connection with the Services Group. Additional charges of $1.0 million are expected in the first two quarters of 2000 in connection with the closure of the Fort Lauderdale facility as retention bonuses are paid and other closure activities are completed.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 39% to $32.1 million in 1999 compared to $23.0 million in 1998. SG&A expenses were up significantly in 1999, primarily due to a $6.4 million provision for the estimated settlement of shareholder lawsuits. During 1999, the Company also recognized charges of $5.1 million for uncollectable receivables compared to 1998 when the Company recognized bad debt expense of $0.6 million. The 1999 charges included (i) settlements reached with Honeywell related to pricing issues with respect to business conducted at the Ft. Lauderdale and Tucson facilities, (ii) charges for uncollectable receivables related to the Services Group, (iii) approximately $0.7 million for severance costs related to the Ft. Lauderdale closure and (iv) $0.4 million for start-up costs at the Phoenix facility. During 1998, SG&A includes approximately $0.2 million for severance and salaries of employees performing exit activities in connection with the Greeley closure.

         Impairment of Property, Plant and Equipment. During 1999, the Company recognized impairment expense of $2.8 million compared to $3.3 million in 1998 which is a decrease of 15.6%. The impairment in 1998 related solely to land, building and equipment at the Greeley facility. For 1999, the Company recognized $1.0 million of impairment related to equipment at the Ft. Lauderdale facility, $1.2 million for the Tucson assets that were held for sale at year-end, $0.4 million for Services Group assets that were sold in September 1999, and $0.2 million for impaired assets at other locations.

         Goodwill Amortization. Goodwill amortization for 1999 amounted to $1.1 million compared to $1.6 million in 1998. The decrease in 1999 was attributable to the sale of the Services Group on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the loss on sale of the Services Group.

         Interest Expense. Interest expense increased 51.1% to $6.5 million in 1999 compared to $4.3 million in 1998. The increase in 1999 was partially attributable to an increase in amortization of debt issuance costs of $.9 million in 1999. The increase in amortization in 1999 was attributable to accelerated amortization of debt issuance costs and additional costs incurred in connection with amendments to the credit agreement. Interest expense was also higher in 1999 due to increases in the prime rate, as well as increases in the rate charged by the Company's lenders due to increased credit risk.

         Loss on Sale of Division. The Company recognized a loss of $20.6 million in connection with the sale of the Services Group due to the write-off of $36.5 million of goodwill from the 1997 acquisition of the Services Group. Additionally, the loss gives effect to the deferral of $2.5 million of the proceeds for a post closing earn-out contingency.

         Income Tax Benefit (Expense). Due to significant net losses in 1999, the Company recorded a valuation allowance for all of its net deferred tax assets. As a result, the Company recorded deferred tax expense of $2.2 million in 1999 despite a pre-tax loss of $70.2 million. During 1998, the Company recognized an income tax benefit of $2.6 million based on a pre-tax loss of $6.8 million. Management does not expect that a tax provision will be necessary if the Company generates earnings in 2000, since a significant net operating loss carryforward is available for income tax purposes. However, this carryforward may be subject to reduction or limitation as a result of changes in ownership or certain consolidated return filing regulations.


1998 Compared to 1997

         Net Sales. The Company's net sales increased by 85.8% to $226.8 million during the year ended December, 31, 1998 from $122.1 million for the year ended December 31, 1997. The increase in net sales is due primarily to the inclusion of: (i) a full year's revenues from the Northwest Operations Division (acquired on February 24, 1997), (ii) a full year's revenues from the Company's Ft. Lauderdale and Arizona facilities (acquired in August 1997), (iii) a full year's revenues from the Services Group (acquired on September 30, 1997), (iv) internal growth in revenues from Personal Electronics, (v) revenues from the Wilmington, Massachusetts facility (acquired on September 1, 1998) and (vi) revenues from the Ottawa, Kansas facility (acquired on September 30, 1998).


         Gross Profit. Gross profit increased by 31.6% to $26.2 million during the year ended December 31,1998 from $19.9 million during the year ended December 31,1997. The gross profit margin for the year ended December 31, 1998 was 11.6% compared to 16.3% for the year ended December 31,1997. The gross margin decreased in 1998 because the Company established additional infrastructure to accommodate anticipated revenue growth for the year, but net sales were lower in the third and fourth quarters of the year due to soft market conditions in the electronics manufacturing services industry in general, schedule changes for avionics-related products and a greater-than-anticipated decline in products related to semiconductor manufacturing equipment.


         The softening of revenue growth, as explained above, convinced management and the Board of Directors to initiate a plan to consolidate and close down its Rocky Mountain operations in Greeley, Colorado. Charges of $9.3 million were included in operations in the fourth quarter of 1998. The restructuring and shut down involved the termination of approximately 140 employees. Total severance and salaries for employees performing exit activities amounted to $0.5 million. Inventory allowances of $5.4 million were recorded to provide for future losses to be incurred related to disengaged customers who will not be continuing as customers of the Company. In addition, because of the shutdown of the facility an amount of $3.3 million was recorded as asset impairment. Of the $9.3 million in charges, $5.7 million was charged to cost of goods sold, $3.3 million was recorded as an impairment of the facility, and $0.2 million was charged to selling, general and administrative expenses. Excluding the $5.7 million in charges, gross profit margin would have been 14.1% for the year ended December 31,1998.

         Selling, General and Administrative Expenses. SG&A expenses increased by 81.2% to $23.0 million for the year ended December 31,1998, compared with $12.7 million for the same period in 1997. As a percentage of net sales, SG&A expense decreased to 10.1% for the year ended December 31,1998, from 10.4% in the same period of 1997. The increase in SG&A expenses is primarily due to the inclusion of (i) a full year's expenses of the Northwest Operations Division (acquired on February 24, 1997), (ii) a full year's expenses of the Company's Ft. Lauderdale and Arizona facilities (acquired in August 1997), (iii) a full year's expenses of the Services Group (acquired on September 30, 1997), (iv) expenses of the Wilmington, Massachusetts facility (acquired on September 1,1998) and (v) expenses of the Ottawa, Kansas facility (acquired on September 30, 1998).

         Impairment of Property, Plant and Equipment. During the fourth quarter of 1998, the Company incurred a write down associated with the shutdown of the Greeley, Colorado facility in the amount of $3.3 million.


         Operating Income (Loss). Operating income decreased to a $2.8 million loss for the year ended December 31, 1998 from operating income of $6.7 million for the same period in 1997. Operating loss as a percentage of net sales decreased to a loss of 1.2% for the year ended December 31,1998 compared to income of 5.5% in the same period in 1997. The decrease in operating income is due primarily to the shutdown of the Rocky Mountain facility in Greeley, Colorado that resulted in charges of $9.3 million, as explained above. Without the Greeley charges, operating income as a percentage of net sales for the year ended December 31,1998 would have been approximately 2.8%. Other factors relating to the decline in operating profit were that the Company established additional infrastructure to accommodate anticipated revenue growth for the year, but net sales were lower in the third and fourth quarters of the year due to soft market conditions in the electronics manufacturing services industry in general, schedule changes for avionics related products and a greater than anticipated decline in products related to semiconductor manufacturing equipment.

         Interest Expense. Interest expense was $4.3 million for the year ended December 31,1998 as compared to $2.4 million for the same period in 1997. The increase in interest is primarily the result of additional debt associated with the acquisition of the Midwest Operations Division, the Northeast Operations Division and the Services Group and increased debt used to finance the growth of inventories and receivables.


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

Quarterly Results.

         The following table presents unaudited quarterly operating data for the most recent eight quarters for the two years ended December 31, 1999. The information includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation thereof.

                                    Year Ended December 31, 1998                 Year Ended December 31, 1999
                              -----------------------------------------    ------------------------------------------
                                 Q1         Q2        Q3        Q4            Q1         Q2        Q3         Q4
                                 --         --        --        --            --         --        --         --
Net sales                      $ 54,200  $ 61,328  $ 52,805   $ 58,447      $ 54,325  $ 54,690   $ 50,434   $ 62,415
Cost of sales                    44,297    50,931    46,202     59,151        48,184    52,833     60,902     67,973
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------

  Gross profit (loss)             9,903    10,397     6,603       (704)        6,141     1,857    (10,468)    (5,558)

SG&A                              5,321     5,361     4,950      7,406         5,011     5,174      8,966     12,938
Impairment expense                   --        --        --      3,342            --        --      1,541      1,281
Goodwill amortization               391       391       391        391           391       391        283         68
Merger costs                      1,048        --        --         --            --        --         --         --
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------

  Operating income (loss)         3,143     4,645     1,262    (11,843)          739   (3,708)    (21,258)   (19,845)


Interest expense                   (909)   (1,047)   (1,092)     (1,264)      (1,264)   (1,334)    (1,947)    (1,971)

Gain (loss) on sale of                4         7         4         122          120         5    (20,631)      (374)
assets

Other, net                           36       102        10          12           37        47       (294)       155
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------

  Income before taxes             2,274     3,707       184     (12,973)        (368)   (4,990)   (44,130)   (22,035)


Income tax benefit (expense)       (935)   (1,483)      (68)      5,116           39     1,996         --     (4,215)
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------

  Net income (loss)             $ 1,339  $  2,224  $    116   $  (7,857)    $   (329) $ (2,994)  $(44,130)  $(26,250)

                              ========== ========= ========= ==========    ========== ========= ========== ==========

Pro forma net income (loss)     $ 1,022  $  2,224  $    116   $  (7,857)    $   (329) $(2,994)   $(44,130)  $(26,250
                              ========== ========= ========= ==========    ========== ========= ========== ==========

Pro forma earnings per
share-

     Diluted                     $  .07    $  .15    $  .01    $ (.51)      $  (.02)  $  (.19)   $ (2.84)   $ (1.69)
                              ========== ========= ========= ==========    ========== ========= ========== ==========

Weighted average shares
      outstanding- Diluted       14,400    14,825    15,740     15,542        15,543    15,543     15,543     15,543
                              ========== ========= ========= ==========    ========== ========= ========== ==========

Although management does not believe that the Company's business is materially affected by seasonal factors, the Company's sales and earnings may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or year.

Liquidity and Capital Resources


         Working Capital and Operating Cash Flows. At December 31, 1999, working capital totaled $26.2 million which is a significant decrease from the balance at December 31, 1998 of $59.0 million. The decrease in working capital in 1999 is primarily attributable to significant operating losses incurred during the year combined with increased inventories in connection with the Honeywell agreement at the Company's new facility in Phoenix, Arizona.

         Cash used in operating activities for the year ended December 31, 1999 was $9.9 million compared to cash used in operating activities of $18.2 million in 1998. During 1999, the Company incurred a significant operating loss that utilized approximately $24.7 million of cash. The Company also utilized cash of $12.1 million to fund an increase in inventories and other current assets. These amounts were partially financed by an increase in operating payables of $26.9 million, including over $18 million of payables to suppliers that were outside of established payment terms.

         Cash Requirements for Investing Activities. The Company used cash for capital expenditures totaling $14.4 million in 1999 (primarily related to the build-out for the Company's new facility in Phoenix) compared with $22.9 million in 1998. Capital expenditures in 1998 included payments in connection with the acquisition of assets from AlliedSignal related to the Ft. Lauderdale, Tucson and Kansas facilities, and the asset purchase agreement with Bayer-Agfa.

         Financing Sources and Related Activities. In September 1997, the Company issued to a director of the Company $15 million in aggregate principal amount of subordinated notes, with a maturity date of December 31, 2002 As of December 31, 1999, the outstanding principal amount of the subordinated notes was approximately $4.8 million. These notes were repaid on March 30, 2000 in connection with the recapitalization described below. In connection with the purchase of the Services Group and the assets located in Tucson and Fort Lauderdale, the Company entered into a credit facility on September 30, 1997 with a bank group led by BankOne, Colorado, N.A. This facility was refinanced with proceeds from the recapitalization described below.

         In December 1998, the Company entered into a sale-leaseback transaction with a director and stockholder of the Company. Two manufacturing facilities (one in Newberg, Oregon and one in Tucson, Arizona) were sold for $10.5 million and leased back to the Company. The proceeds were used to pay down a portion of the BankOne Loan. The lease was accounted for as a financing transaction; thus the assets and related long-term debt were included on the Company's 1998 balance sheet. The transaction had an imputed interest rate of 8.68%. The lease term is for 5 years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the re-characterization of the lease from a capital lease to an operating lease. Accordingly, the buildings and the related debt have been removed from the balance sheet at December 31, 1999.


         In June 1998, the Company issued 1,770,000 shares of its common stock in a public offering for proceeds of $21.4 million which were used to repay a portion of the bank group loan.


         In March 1999, the Company entered into a long-term supply agreement with Honeywell International, Inc. While this contract provides a favorable source of revenue to the Company, it also requires significant amounts of working capital to finance the inventories and receivables, and the Company was required to incur significant costs for leasehold improvements and equipment at a new facility in Phoenix, Arizona. During 1999, the Company had capital expenditures of $14.4 million, primarily related to the Honeywell agreement and the build-out for the new facility in Phoenix.

         The capital requirements under this new agreement provided significant challenges to the Company in 1999, due to the Company's higher debt levels combined with significant operating losses since the fourth quarter of 1998.

         In order to respond to the liquidity issues, the Company took a series of actions in 1999 that were designed to ultimately provide the necessary capital to meet existing obligations to suppliers and banks, and to have access to financing to meet the additional working capital requirements under the new Honeywell agreement. The first significant action after obtaining the Honeywell business was on September 1, 1999, when the Services Group was sold, resulting in net cash proceeds of $28.1 million. The proceeds from this sale were utilized to repay approximately $14.0 million of term debt outstanding on the Company's senior credit facility, with the remainder used to pay past due balances to suppliers and debt under the revolving credit agreement. Depending on the outcome of the earn-out contingency associated with the agreement, the Company may be required to repay up to $2.5 million or the buyer may be required to pay the Company up to $2.5 million.

         On September 30, 1999, the Company initiated the consolidation of its Ft. Lauderdale plant into three other EFTC facilities. In October 1999, the Company sold its facility in Greeley, Colorado for proceeds of $3.8 million. The Company was required to repay bank debt for $1.9 million and the remaining $1.9 million was used to pay past due balances to suppliers.

         In November 1999, the Company issued to a director of the Company $5 million in aggregate principal amount of subordinated notes, with a maturity date of March 30, 2000 and an interest rate of 10%. The proceeds of these notes were used for operating purposes. On March 30, 2000, in connection with the recapitalization transaction described below, the Company repaid $2 million, plus accrued interest. The note agreement for the original loan was amended to provide for issuance of $3 million in aggregate principal amount of subordinated notes, with a maturity date of March 30, 2004 and an interest rate of 10%.

         At December 31, 1999, the Company had trade payables in excess of $18 million that were outside of established terms and many suppliers were requiring payment of past due balances, or payment in advance, for purchases of additional inventories. The Company experienced some interruptions in production as a result of delayed shipments from certain suppliers.


         The Company sold assets and inventory located at the Company's Tucson facility to Honeywell on February 17, 2000, which resulted in net proceeds of $12.7 million. The agreement with Honeywell required the Company to utilize $10.5 million of the proceeds to pay past due amounts to suppliers and the remaining proceeds were utilized to repay bank debt.


         Recapitalization. Beginning in September 1999, the Company began searching for debt and equity financing that would permit the Company to also attract a new senior lender to replace the existing bank group. By January 2000, the Company had received several proposals for a variety of debt and equity structures and the Board of Directors decided to proceed with a proposal submitted by Thayer Equity Investors. After conclusion of an extensive due diligence period, on March 30, 2000, the Company entered into an agreement with Thayer-Blum Funding, LLC (the "Purchaser") for a recapitalization of the Company. The agreement provides for the purchase of a total of $54 million in Senior Subordinated Exchangeable Notes ("Exchangeable Notes") and a subsequent tender offer for up to 8,250,000 shares of the Company's currently outstanding common stock at a price of $4.00 per share. The Exchangeable Notes initially provide for a maturity date of June 30, 2006 and a paid-in-kind interest rate of 15%, and are accompanied by warrants (the "Warrants") to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. The Purchaser has designated two persons who have been appointed to the Company's board of directors.

         Upon shareholder approval of this transaction and assuming that at least 500,000 shares are tendered in the tender offer, the warrants will never become exercisable and will be cancelled. Additionally, the Exchangeable Notes will automatically be replaced with Senior Subordinated Convertible Notes ("Convertible Notes") that provide for interest at 8.875%, payable in additional Convertible Notes and a maturity date of June 30, 2006. At the election of the holder, the Convertible Notes may be converted, at any time, into the Company's common stock at $2.60 per share, subject to adjustment. Conversion of the notes will occur automatically (i) if the Company's common stock trades above $7.50 per share for 45 consecutive trading days, or (ii) commencing on March 30, 2003, if the Company's common stock trades above $4.25 for 45 consecutive trading days. Finally, at the closing of the tender offer, the Purchaser will have the right to designate a majority of the members of the Company's board of directors and will have the right to approve any significant financings, acquisitions and dispositions. The Purchaser has requested that the conversion price of the Convertible Notes be reduced to $2.58 to reflecdt the change in the Company's financial condition as a result of certain excess costs that were incurred by the Company in connection with the transaction.

         If shareholders do not approve the transaction by September 1, 2000 or if less than 500,000 shares are tendered, the Warrants and Exchangeable Notes will remain in place and the interest rate on the Exchangeable Notes will increase to 20%. Interest would be compounded quarterly and payable in additional Exchangeable Notes or cash, at the option of the holders.

         On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to replace the Company's existing revolving line of credit with BankOne Colorado, N.A. The new credit facility provides for a $45 million revolving line of credit with a maturity date of March 30, 2003. Initially, the interest rate will be the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and eligible inventory. Substantially all of the Company's assets are pledged as collateral for outstanding borrowings, and the credit agreement requires compliance with certain financial and non-financial covenants.


         Based on the March 30, 2000 financing activities, management believes the Company has adequate capital resources to fund working capital and other cash requirements during 2000.


The Year 2000 Issue

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change, including the leap year date. The Company expensed approximately $100,000 during 1999 in connection with testing and remediation of its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, prospects for achieving cost savings, increased capacity utilization, improved profitability and other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the loss of Honeywell as a customer or Honeywell's inability to pay, or inability or unwillingness to pay in a timely manner, its outstanding receivables held by the Company, the Company's ability to pay its suppliers in a timely manner, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component, contract manufacturing, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in implementing the Company's new management information system, difficulties in managing the Company's growth or in integrating new businesses, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of Company facilities, the Company's success in limiting costs associated with such closures, the Company's ability to keep pace with technological developments, governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         On March 30, 2000, the Company entered into a $45 million revolving line of credit with Bank of America, N.A. The interest rate on this loan will be based either on the prime rate or LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that could impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $45 million, if interest rates were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $450,000 under this loan.


         If shareholder approval related to certain aspects of the recapitalization is obtained, the $54 million in principal amount of debt under the Convertible Notes will bear interest at 8.875% which would result in an annual interest expense of $4,859,000, or if shareholder approval is not obtained, under the Exchangeable Notes, the $54 million of principal amount of debt will bear interest at 20% which would result in annual interest expense of $10,950,000.

Item 8.  Financial Statements and Supplementary Data.

The following financial statements and supplementary data are included in the report:

                                                                     Page

Financial Statements:

        Independent Auditors' Report                                  29
        Consolidated Balance Sheets                                   30-33
        Consolidated Statements of Operations                         32
        Consolidated Statements of Shareholders' Equity               33
        Consolidated Statements of Cash Flows                         34
        Notes to Consolidated Financial Statements                    35-51

Supplementary Data:

        Independent Auditors' Report                                  52
        Schedule II- Valuation and Qualifying Accounts                53

                          Independent Auditors' Report

The Board of Directors
EFTC Corporation:

We have audited the accompanying consolidated balance sheets of EFTC Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFTC Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Denver, Colorado
April 4, 2000

                           EFTC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              December 31, 1999 and 1998
                   (Dollars in Thousands, Except Per Share Amounts)


  ASSETS
                                                                                                  1999                 1998
                                                                                                  ----                 ----
Current Assets:
     Cash and equivalents                                                                      $     716             $     623
     Trade receivables, net of allowance for doubtful
       accounts of $3,689 and $1,322, respectively                                                26,094                34,123
     Inventories, net                                                                             60,167                60,759
     Income taxes receivable                                                                       2,106                   125
     Deferred income taxes                                                                             -                 5,259
     Prepaid expenses and other                                                                    2,795                 2,241
                                                                                               ---------             ---------
            Total Current Assets                                                                  91,878               103,130
                                                                                               ---------             ---------
Property, Plant and Equipment, at cost:
     Leasehold improvements                                                                        2,797                 1,589
     Buildings and improvements                                                                    1,172                17,143
     Manufacturing machinery and equipment                                                        16,496                17,435
     Furniture, computer equipment and software                                                   12,726                 9,411
                                                                                               ---------             ---------

         Total                                                                                    33,191                45,578
     Less accumulated depreciation and amortization                                               (9,614)               (6,959)
                                                                                               ---------             ---------
            Net Property, Plant and Equipment                                                     23,577                38,619
                                                                                               ---------             ---------

Intangible and Other Assets:
     Goodwill, net of accumulated amortization
       of $758 and $2,111, repectively                                                             7,264                44,848
     Intellectual property, net of accumulated amortization
       of $699 and $233, repectively                                                               4,289                 2,861
     Debt issuance costs, net of accumulated amortization
       of $97 and $241, respectively                                                                 460                   986
     Deposits and other                                                                            3,661                   222
                                                                                               ---------             ---------
            Total Intangible and Other Assets                                                     15,674                48,917
                                                                                               ---------             ---------
                                                                                               $ 131,129             $ 190,666
                                                                                               =========             =========

                           EFTC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, Continued
                              December 31, 1999 and 1998
                   (Dollars in Thousands, Except Per Share Amounts)

                         LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                                                1999                  1998
                                                                                                -----                 ----
Current Liabilities:
     Current maturities of long-term debt:
         Related parties                                                                         $ 5,018                 $ 225
         Banks                                                                                         -                 3,890
     Accounts payable                                                                             46,985                27,272
     Accrued compensation and benefits                                                             4,993                 2,980
     Deposit on inventory finance arrangement                                                          -                 5,600
     Other accrued liabilities                                                                     8,650                 4,127
                                                                                               ---------             ---------
         Total Current Liabilities                                                                65,646                44,094

Long-term Liabilities:
     Long-term debt, net of current maturities:
         Related parties                                                                           4,792                15,098
         Banks                                                                                    33,184                35,770
     Deferred income taxes                                                                             -                   725
     Other                                                                                         6,229                     -
                                                                                               ---------             ---------

         Total Liabilities                                                                       109,851                95,687

Commitments and Contingencies (Notes 8, 9 and 11)

Shareholders' Equity:

     Preferred stock, $.01 par value. Authorized
         5,000,000 shares; none issued                                                                 -                     -
     Common stock, $.01 par value. Authorized 45,000,000 shares;
          issued and outstanding 15,543,000 shares                                                   155                   155
     Additional paid-in capital                                                                   91,992                91,990
     Retained earnings (deficit)                                                                 (70,869)                2,834
                                                                                               ---------             ---------
         Total Shareholders' Equity                                                               21,278                94,979
                                                                                               ---------             ---------
                                                                                               $ 131,129             $ 190,666
                                                                                               =========             =========

                       EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997
                (Dollars In Thousands, Except Per Share Amounts)


                                                                         1999                  1998                  1997
                                                                         ----                  ----                  ----

Net Sales                                                             $  221,864            $  226,780             $ 122,079

Cost of Goods Sold                                                       229,892               200,581               102,166
                                                                       ---------             ---------             ---------
         Gross profit (loss)                                              (8,028)               26,199                19,913

Operating Costs and Expenses:
     Selling, general and administrative expenses                         32,089                23,038                12,711
     Impairment of property, plant and equipment                           2,822                 3,342                     -
     Goodwill amortization                                                 1,133                 1,564                   547
     Merger costs                                                              -                 1,048                     -
                                                                       ---------             ---------             ---------

         Total operating costs and expenses                               36,044                28,992                13,258
                                                                       ---------             ---------             ---------

         Operating income (loss)                                         (44,072)               (2,793)                6,655

Other Income (Expense):
     Interest expense                                                     (6,516)               (4,312)               (2,411)
     Loss on sale of division                                            (20,565)                    -                     -
     Gain (loss) on sale of property, plant and equipment                   (315)                  400                 1,156
     Other, net                                                              (55)                 (104)                  139
                                                                       ---------             ---------             ---------

         Income (loss) before income taxes                               (71,523)               (6,809)                5,539

Income Tax Benefit (Expense)                                              (2,180)                2,631                (2,118)
                                                                       ---------             ---------             ---------

         Net income (loss)                                            $  (73,703)           $   (4,178)            $   3,421
                                                                      ==========            ==========             =========


Pro Forma Information (Unaudited):

     Historical Net Income (Loss)                                     $  (73,703)            $  (4,178)              $ 3,421
     Pro Forma Adjustment to Income Taxes                                      -                  (317)                  (41)
                                                                       ---------             ---------             ---------

         Pro Forma Net Income (Loss)                                  $  (73,703)            $  (4,495)              $ 3,380
                                                                      ==========            ==========             =========

Pro Forma Income (Loss) Per Share:

     Basic                                                               $ (4.74)              $ (0.31)               $ 0.40
                                                                      ==========            ==========             =========
     Diluted                                                             $ (4.74)              $ (0.31)               $ 0.38
                                                                      ==========            ==========             =========

Weighted Average Shares Outstanding:

     Basic                                                            15,543,000            14,730,000             8,502,000
                                                                      ==========            ==========             =========
     Diluted                                                          15,543,000            14,730,000             8,955,000
                                                                      ==========            ==========             =========


                      EFTC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                                                                          Additional       Retained
                                                                 Common Stock               Paid-in        Earnings
                                                             Shares          Amount          Capital        (Deficit)         Total

Balances at December 31, 1996                             5,742,660            $ 57        $ 10,169         $ 3,624        $ 13,850
    Issuance of common stock in
       business combinations                              3,838,975              38          14,144               -          14,182
    Issuance of common stock in secondary
       offering, net of costs of $3,100                   3,506,841              35          38,917               -          38,952
    Warrants issued in connection with
       subordinated debt                                          -               -             490               -             490
    Stock options and warrants exercised                    553,300               6           4,225               -           4,231
    Tax benefit from exercise of stock options                    -               -              95               -              95
    Net income                                                    -               -               -           3,421           3,421
                                                         ----------            ----         -------         -------         -------
Balances at December 31, 1997                            13,641,776             136          68,040           7,045          75,221
    Conversion of notes payable to
       shareholders' equity                                       -               -           1,398               -           1,398
    Issuance of common stock in secondary
       offering, net of costs of $3,500                   1,770,000              18          21,314               -          21,332
    Stock options and warrants exercised                    131,213               1             512               -             513
    Tax benefit from exercise of stock options                    -               -             693               -             693
    Termination of S Corporation tax status
       of pooled company                                          -               -              33             (33)              -
    Net loss                                                      -               -               -          (4,178)         (4,178)
                                                         ----------            ----         -------         -------         -------
Balances at December 31, 1998                            15,542,989             155          91,990           2,834          94,979
    Stock options exercised                                     500               -               2               -               2
    Net loss                                                      -               -               -         (73,703)        (73,703)
                                                         ----------            ----         -------         -------         -------
Balances at December 31, 1999                            15,543,489           $ 155        $ 91,992        $(70,869)       $ 21,278
                                                         ==========           =====        ========        ========        ========

                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                                                1999             1998              1997
                                                                ----             ----              ----
Cash Flows from Operating Activities:

    Net income (loss)                                          $ (73,703)         $ (4,178)          $ 3,421
    Adjustments to reconcile net income (loss) to net
      cash used by operating activities:
      Depreciation and amortization                                7,242             6,244             2,630
      Amortization of debt issuance costs                          1,147               241                46
      Impairment of property, plant and equipment                  2,822             3,342                 -
      Deferred income tax expense (benefit)                        4,534            (4,859)              755
      Provision for excess and obsolete inventories                7,287             6,975                25
      Provision for doubtful accounts receivable                   5,091               600               454
      Loss on sale of division                                    20,565                 -                 -
      Loss (gain) on sale of property, plant and equipment           315              (400)            (1,150)
      Changes in operating assets and liabilities, net
        of effects of purchase and sale of businesses:
        Decrease (increase) in:
          Trade receivables                                         (338)           (9,311)          (16,898)
          Inventories                                             (8,899)          (21,667)          (28,824)
          Income taxes receivable                                 (1,981)             (125)              616
          Prepaid expenses and other                                (843)           (2,289)           (2,644)
        Increase (decrease) in:
          Accounts payable                                        19,047             4,463            11,551
          Accured compensation and benefits                        3,631               616                 -
          Other accrued liabilities                                4,210             2,167               604
                                                                 -------            ------            ------
          Net cash used by operating activities                   (9,873)          (18,181)          (29,414)
                                                                 -------            ------            ------

Cash Flows from Investing Activities:

    Proceeds from sale of division, net of cash transferred       28,135                 -                 -
    Proceeds from sale of property, plant and equipment            4,036             1,000             2,420
    Payments for businesses, net of cash acquired                      -               (40)          (30,998)
    Capital expenditures                                         (14,419)          (22,884)          (13,496)
                                                                 -------            ------            ------
          Net cash provided (used) by investing activities        17,752           (21,924)          (42,074)
                                                                 -------            ------            ------
Cash Flows from Financing Activities:

    Proceeds from exercise of stock options and warrants               2               513             4,326
    Issuance of common stock for cash, net of costs                    -            21,332            38,952
    Receipts (payments) under inventory financing arrangement     (5,600)            5,600                 -
    Payments for debt issuance costs                                (589)                -              (978)
    Proceeds from long-term debt                                 153,157            16,865            98,941
    Principal payments on long-term debt                        (154,756)           (5,459)          (68,283)
                                                                 -------            ------            ------

          Net cash provided (used) by financing activities        (7,786)           38,851            72,958
                                                                 -------            ------            ------
          Net increase (decrease) in cash and equivalents             93            (1,254)            1,470

Cash and  Equivalents:

    Beginning of year                                                623             1,877               407
                                                                 -------            ------            ------
    End of year                                                $     716          $    623           $ 1,877
                                                               =========          ========           =======
Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                    $   5,320          $  4,344           $ 2,023
                                                               =========          ========           =======
     Cash paid (received) for income taxes                     $    (184)         $  1,116           $   119
                                                               ========           ========           =======
Supplemental Schedule of Non-cash Investing and

  Financing Activities:
     Conversion of capital lease for property, plant
       and equipment to an operating lease                     $  10,240          $     -            $     -
                                                               =========          =======            =======
     Conversion of notes payable to shareholders' equity       $       -          $ 1,398            $     -
                                                               =========          =======            =======
     Common stock issued in business combinations              $       -          $     -            $14,182
                                                               =========          =======            =======

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

1.       Nature of Business and Significant Accounting Policies

       Nature of Business

       EFTC Corporation (the "Company") is an independent provider of electronic manufacturing services to original equipment manufacturers in the computer peripherals, medical equipment, industrial controls, telecommunications equipment and electronic instrumentation industries. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products.

       The Company operates in one business segment and substantially all of its operations are conducted in the United States.

       Basis of Presentation

       The accompanying consolidated financial statements include the accounts of EFTC Corporation and its wholly-owned subsidiaries since the date of formation or acquisition, as described in Note 2. All intercompany balances and transactions have been eliminated in consolidation.

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ significantly from those estimates.

       The Company's consolidated financial statements are based on several significant estimates, including the allowance for doubtful accounts, the provision for excess and obsolete inventories, and the selection of estimated useful lives of intangible assets and property, plant and equipment.

       Cash and Equivalents

       The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

       Inventories

       Inventories are stated at the lower of standard cost (which approximates weighted average cost) or market.

       Financial Instruments

       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amounts of notes payable and long-term debt approximate fair value because of the variable nature of the interest rates of these instruments.

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. For the year ended December 31, 1998, the Company incurred interest costs of $4,762, of which approximately $450 was capitalized for assets under construction. Upon disposal of an asset, the cost of the properties and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvement. For the years ended December 31, 1999, 1998 and 1997, the Company recognized depreciation and amortization expense of $5,751, $4,548 and $2,083, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                Years

    Buildings and improvements                                  30 to 40
    Manufacturing machinery and equipment                        5 to 10
    Furniture, computer equipment and software                   3 to 7

       Goodwill and Other Intangible Assets

       Debt issuance costs are being amortized over the term of the related debt using the interest method. Goodwill is amortized using the straight-line method over 30 years. Intellectual property costs, consisting of circuit board assembly designs and specifications, are being amortized over periods ranging from 5 to 10 years using the straight-line method. For the years ended December 31, 1999, 1998 and 1997, the Company recognized amortization expense related to goodwill and intellectual property of $1,491, $1,696 and $547, respectively.

       Impairment of Long-Lived Assets

       The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset, including goodwill and intellectual property costs, may not be recoverable. Assets held for sale are stated at the lower of the carrying value or fair value (net of costs to sell). Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. In connection with restructurings in 1999 and 1998, the Company recognized provisions for impairment of long-lived assets of $2,822 and $3,342, respectively.

       At December 31, 1999, the net carrying value of goodwill of $7,264 relates to the 1997 acquisition of Current Electronics, which now comprises the Company's Northwest Operations Division. Since this division is not held for sale, the Company evaluates the goodwill for impairment by considering historical and budgeted earnings trends for this division. If the unamortized carrying amount of the goodwill exceeds undiscounted cash flow projections for a period equal to one-half of the remaining amortization period, then an adjustment will be recorded to reduce the carrying amount to the net cash flows discounted at 15%.

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       Income Taxes

       Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Revenue Recognition

       The Company recognizes revenue upon shipment of products to customers or when services are provided.

       Earnings Per Share

       Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the year. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In 1997, diluted weighted average shares outstanding include 452,365 potential common shares, consisting of stock options and warrants, determined using the treasury stock method. Basic and diluted Earnings Per Share are the same in 1999 and 1998 as all potential common shares were antidilutive.

       Prior to the merger with the Company, the net income of Personal Electronics (see Note 2) was not subject to income taxes due to its tax status under Subchapter S of the Internal Revenue Code. For periods prior to the merger, Earnings Per Share has been presented on a pro forma basis to reflect the Company's earnings as if Personal Electronics had been a taxable entity subject to federal and state income taxes at the marginal tax rates applicable in such periods.

       Stock-based Compensation

       The Company accounts for stock-based compensation issued to employees using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income (loss) and earnings per share are presented in Note 6 to reflect the impact on stock-based compensation if the Company had adopted the alternative method prescribed by Statement of Financial Accounting Standards No. 123, which requires the use of an option pricing model to determine the fair value of stock options.

       Reclassifications

       Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the presentation in 1999. These reclassifications had no effect on the previously reported net income or loss.

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

 2.    Business Combinations and Asset Acquisitions

       Personal Electronics. On March 31, 1998, the Company acquired through merger, RM Electronics, Inc., doing business as Personal Electronics (Personal), in a business combination accounted for as a pooling of interests. The Company issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal. Accordingly, the Company's consolidated financial statements were restated for all periods presented to combine the financial position, results of operations and cash flows of Personal with those of the Company.

       In connection with the acquisition, the Company incurred merger costs of $1,048, which were charged to operations in March 1998. Notes payable to shareholders of Personal of $1,398 were converted to equity upon consummation of the merger.

       CTI Companies. On September 30, 1997, the Company acquired three affiliated companies, Circuit Test, Inc., Airhub Service Group, L.C. and CTI International, L.C. (the "CTI Companies"), for approximately $35,700 consisting of 1,858,975 shares of the Company's common stock and approximately $26,500 in cash, including approximately $1,400 of transaction costs and a $6,000 payment upon completion of the common stock offering in October 1997. The Company recorded goodwill of approximately $38,900, in connection with the transaction. The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition. The CTI Companies comprised the Services Division that was sold on September 1, 1999 as described in Note 9.

       Current Electronics, Inc. On February 24, 1997, the Company acquired two affiliated entities, Current Electronics, Inc., an Oregon Corporation, and Current Electronics (Washington), Inc., a Washington Corporation, for total consideration of approximately $10,900, consisting of 1,980,000 shares of Company common stock and approximately $5,500 in cash, including approximately $600 of transaction costs. The Company recorded goodwill of approximately $8,000 in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting for business combinations and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired businesses since the date of acquisition.

       Asset Acquisitions. In September 1998, the Company acquired the circuit card assembly operations of the Agfa Division of Bayer Corporation. The Company purchased inventory and equipment for approximately $6,000 and the parties entered into a long-term supply agreement for the manufacture of circuit card assemblies.

       During the period from August 1997 through February 1998, the Company completed two transactions with AlliedSignal, Inc. ("AlliedSignal") pursuant to which the Company acquired inventories and equipment located in Ft. Lauderdale, Florida and Tucson, Arizona, for an aggregate purchase price of approximately $19,000. In connection with these transactions, the Company entered into a long-term supply agreement with AlliedSignal for the production of circuit card assemblies. In September 1998, the Company purchased manufacturing equipment for approximately $1,500 from AlliedSignal. In connection with this transaction, AlliedSignal agreed to amend the long-term supply agreement to include the production of circuit card assemblies at the Company's new facility in Ottawa, Kansas.

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

 3.    Inventories

       Inventories are summarized as follows:
                                                                                 December 31,
                                                                       ---------------------------------
                                                                           1999               1998
                                                                       --------------     --------------

Purchased parts and completed sub-assemblies, net of
      reserve for excess and obsolete items of $10,175 and
      $8,388, respectively                                                   $43,971           $ 44,216
Work-in-process                                                               13,317             12,474
Finished goods                                                                 2,879              4,069
                                                                       --------------     --------------
                                                                             $60,167           $ 60,759
                                                                       ==============     ==============

       For the years ended December 31, 1999, 1998 and 1997, the Company recognized charges to reflect excess and obsolete inventories of $7,287, $6,975 and $25, respectively. These charges include the effects of the restructuring activities described in Note 9.

 4.    Debt Financing

       At December 31, 1999 and 1998, long-term debt consists of the following:

                                                                                         December 31,
                                                                                -----------------------------
                                                                                    1999              1998
                                                                               --------------    -------------
       Note payable to Bank Group under revolving line of credit, interest at the prime rate (8.5% at December 31, 1999) plus 2.25%, collateralized by substantially all assets, due March 30, 2000
       (refinanced on March 30, 2000, see below)                                     $ 33,184          $23,760

       Term note payable to Bank Group, due September 2002                                 --           15,900

       Sale-leaseback   financing   arrangement  with  director,   interest                --           10,495

       Note payable to director, interest at LIBOR plus 2% (9.8% at December 31,
       1999), annual principal payments of $50, due December 2002, unsecured,
       net of discount of $90 and $122, respectively                                    4,810            4,828

       Note payable to director, interest at 10% plus $100 due at maturity,
       unsecured, due March 31, 2000 (see below and Note 8)                             5,000               --
                                                                                --------------    -------------
                 Total                                                                 42,994           54,983
                 Less current maturities                                              (5,018)          (4,115)
                                                                                --------------    -------------
                           Long-term debt, less current maturities                   $ 37,976          $50,868
                                                                                ==============    =============

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       In September 1997, the Company entered into a credit agreement with a Bank Group comprised of four financial institutions. The credit agreement provided for a $40,000 revolving line of credit renewable on September 30, 2000, and a $20,000 term loan maturing on September 30, 2002. In order to permit the sale of the Services Division discussed in Note 9, the Bank Group required the Company to repay the term note on September 1, 1999. During the fourth quarter of 1999, the credit agreement was amended to reduce the commitment to $35,000 and the maturity date was changed to March 30, 2000. The commitment was further reduced to $30,500 in February 2000 in connection with a modification to the credit agreement to permit the sale of assets related to the Company's Tucson, Arizona manufacturing facility discussed in Note 9. Borrowings under the revolving line of credit were subject to limitation based on the value of the available collateral.

       The loan agreement contains restrictive covenants relating to capital expenditures, limitation on investments, borrowings, payment of dividends and mergers and acquisitions, as well as the maintenance of certain financial ratios. During 1999, the Company was not in compliance with certain financial covenants and the Bank Group provided waivers or agreed to amendments to the credit agreement.

       Aggregate Maturities. As discussed below, the Company entered into a new credit agreement on March 30, 2000, which permitted the refinancing of the $33,184 balance due to the Bank Group on a long-term basis. Aggregate maturities of long-term debt, after giving effect to the refinancing and based on outstanding debt at December 31, 1999, are as follows:

Year Ending December 31:       Principal           Discount             Net

 2000                             $  5,050            $  (32)      $     5,018
 2001                                   50               (30)               20
 2002                                4,800               (28)            4,772
 2003                               33,184                 --           33,184
                            ---------------    ---------------    --------------

Total                             $ 43,084             $ (90)       $   42,994
                            ===============    ===============    ==============

       Recapitalization. On March 30, 2000, the Company entered into an agreement with Thayer-Blum Funding, LLC (the "Purchaser") for a recapitalization of the Company. The agreement provides for the purchase of a total of $54 million in Senior Subordinated Exchangeable Notes ("Exchangeable Notes") and a subsequent tender offer for up to 8,250,000 shares of the Company's currently outstanding common stock at a price of $4.00 per share. The Exchangeable Notes initially provide for a maturity date of June 30, 2006 and a paid-in-kind interest rate of 15%, and are accompanied by warrants (the "Warrants") to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. The Purchaser has designated two persons who have been appointed to the Company's board of directors.

       Upon shareholder approval of this transaction and assuming that at least 500,000 shares are tendered in the tender offer, the Warrants will never become exercisable and will be cancelled. Additionally, the Exchangeable Notes will automatically be replaced with Senior Subordinated Convertible Notes ("Convertible Notes") that provide for interest at 8.875%, payable in additional Convertible Notes and a maturity date of June 30, 2006. At the election of the holder, the

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

Convertible Notes may be converted, at any time, into the Company's common stock at $2.60 per share, subject to adjustment. Conversion of the notes will occur automatically (i) if the Company's common stock trades above $7.50 per share for 45 consecutive trading days, or (ii) commencing on March 30, 2003, if the Company's common stock trades above $4.25 for 45 consecutive trading days. Finally, at the closing of the tender offer, the Purchaser will have the right to designate a majority of the members of the Company's board of directors and will have the right to approve any significant financings, acquisitions and dispositions. The Purchaser has requested that the conversion price of the Convertible Notes be reduced to $2.58 to reflect the change in the Company's financial condition as a result of certain excess costs that were incurred by the Company in connection with the transaction.

       If shareholders do not approve the transaction by September 1, 2000 or if less than 500,000 shares are tendered, the Warrants and Exchangeable Notes will remain in place and the interest rate on the Exchangeable Notes will increase to 20%. Interest would be compounded quarterly and payable in additional Exchangeable Notes or cash, at the option of the holders.

       Refinancing of Debt. On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to replace the Company's existing revolving line of credit with BankOne Colorado, N.A. The new credit facility provides for a $45 million revolving line of credit with a maturity date of March 30, 2003. Initially, the interest rate will be the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and eligible inventory. Substantially all of the Company's assets are pledged as collateral for outstanding borrowings, and the credit agreement requires compliance with certain financial and non-financial covenants.

       On March 30, 2000, the Company also repaid outstanding notes payable in the aggregate principal amount of $9,810 (net of discount) to a director of the Company. The Company simultaneously borrowed $3,000 from this director under a new unsecured note that provides for interest at 10% payable quarterly and a due date of March 2004.

 5.    Income Taxes

       Income tax benefit (expense) for the years ended December 31, 1999, 1998 and 1997, is comprised of the following:

                                                         1999               1998                1997
                                                    ---------------    ---------------     ---------------

Current:
       Federal                                               $ 2,370          $ (2,058)           $ (1,211)
       State                                                    (16)              (170)               (152)
                                                      ---------------    ---------------     ---------------

                                                               2,354            (2,228)             (1,363)
                                                      ---------------    ---------------     ---------------
   Deferred:
       Federal                                               (4,039)              4,328               (599)
       State                                                   (495)                531               (156)
                                                      ---------------    ---------------     ---------------

                                                             (4,534)              4,859               (755)
                                                      ---------------    ---------------     ---------------

               Income tax benefit (expense)                $ (2,180)            $ 2,631           $ (2,118)
                                                      ===============    ===============     ===============

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       Actual income tax benefit (expense) differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

                                                         1999               1998                1997
                                                    ---------------    ---------------     ---------------

Income tax benefit (expense) at the
        statutory rate                                      $ 24,318            $ 2,315           $ (1,883)
   Increase (decrease) resulting from:
        State income taxes, net of federal
          benefit                                              2,146                238               (149)
        Amortization of non-deductible
          goodwill                                             (135)              (164)                (85)
        S Corporation (loss)                                       --               317                  41
       Increase in valuation allowance                      (28,462)                  --                  --
       Other, net                                               (47)               (75)                (42)
                                                      ---------------    ---------------     ---------------

               Income tax benefit (expense)                $ (2,180)           $  2,631           $ (2,118)
                                                      ===============    ===============     ===============

       At December 31, 1999 and 1998, the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:

                                                                           1999                1998
                                                                      ----------------    ----------------
Deferred tax assets:
    Accrued compensation and benefits                                 $        558       $         501
    Impairment of property, plant and equipment                                844               1,257
    State net operating loss carryforwards                                     900                  --
    Provision for settlement of litigation                                   2,368                  --
    Deferred liability on sale of division                                     925                  --
    Federal net operating loss carryforwards                                 8,695                  --
    Intangible assets                                                          696                  --
    Capital loss carryforward                                                3,080                  --
    Allowance for doubtful accounts                                          1,890                 529
    Inventories                                                              6,943               4,042
    Other                                                                    3,186                 316
                                                                      ----------------    ----------------

             Total deferred tax assets                                      30,085               6,645
    Less valuation allowance                                               (28,462)                 --
                                                                      ----------------    ----------------
                  Net deferred tax assets                             $      1,623        $       6,645
                                                                      ================    ================

Deferred tax liabilities:
    Amortization of intangible assets                                 $       (622)       $        (565)
    Accelerated depreciation and other basis
       differences for property, plant and equipment                        (1,001)             (1,546)
                                                                      ----------------    ----------------
             Total deferred tax liabilities                            $    (1,623)       $     (2,111)
                                                                      ================    ================

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       The above balances are classified in the accompanying consolidated balance sheets as of December 31, 1999 and 1998, as follows:

                                                 1999                 1998
                                             --------------      ---------------

Net deferred tax asset - current             $          --             $  5,259
                                             ==============      ===============

Net deferred tax liability - noncurrent      $          --              $   725
                                             ==============      ===============

       At December 31, 1999, the Company has a net operating loss carryforward for Federal income tax purposes of approximately $23,000. If not previously utilized, this carryforward will expire in 2019. A portion of this net operating loss carryforward may be subject to reduction or limitation of use as a result of changes in ownership or certain consolidated return filing regulations. At December 31, 1999, the Company also has a long-term capital loss carryforward of $8,300 that can be utilized to offset future capital gains. This carryforward does not expire. During 1999, the Company provided a valuation allowance for all net deferred tax assets, including the net operating loss carryforward.

 6.    Stock-based Compensation

       Warrants. At December 31, 1999, the Company has warrants outstanding for 10,000 shares of common stock at an exercise price of $4.00 per share. If not previously exercised, these warrants expire in December 2001.

       Stock Options. The Company has two stock option plans. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock units. Substantially all employees are eligible under this plan, which was amended to increase the maximum number of shares of common stock that can be granted under this Plan to 4,495,000. These options generally vest 7 years after the grant date, but vesting may accelerate based on increases in the market price of the Company's common stock or upon a change of control of the Company. The Non-employee Directors Plan provides for options to acquire shares of common stock to members of the Board of Directors who are not also employees. These options generally vest over a 4-year period. At December 31, 1999, an aggregate of approximately 1,360,000 shares are available for grant under both plans.

       The Company has also issued 451,850 nonqualified options to officers and employees. These options generally vest 7 years after the grant date, but vesting may accelerate based on increases in the market price of the Company's common stock.

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       The following summarizes activity related to stock options for the three years ended December 31, 1999:


                                                                Weighted average
                                                                 exercise price
                                        Number of options          per share
                                 ---------------------------   -----------------

Balance at December 31, 1996                 560,500             $    4.55
    Granted                                2,004,000                 11.63
    Exercised                                (53,300)                 4.34
    Canceled                                 (95,980)                 6.07
                                      -------------------

Balance at December 31, 1997               2,415,220                 10.37
    Granted                                2,578,892                  9.82
    Exercised                               (275,016)                 5.34
    Canceled                              (2,155,469)                14.46
                                      -------------------

Balance at December 31, 1998               2,563,627                  7.01
    Granted                                1,222,263                  4.13
    Exercised                                   (500)                 3.38
    Canceled                                (650,331)                 7.59
                                      -------------------

Balance at December 31, 1999               3,135,059                  5.77
                                      ===================

       The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                  Weighted                         Weighted
          Range of                                                Average                           Average
          Exercise               Number           Year of         Exercise         Number          Exercise
           Prices             Outstanding        Expiration        Price         Exercisable         Price
    ----------------------   --------------    -------------    -----------     ------------     ------------
       $7.50 to $7.63             33,000            2004         $   7.57           33,000           $7.57
       $5.50 to $5.50             15,000            2005             5.50           15,000            5.50
       $3.50 to $5.00            179,951            2006             4.05          178,909            4.05
       $4.88 to $6.63             78,000            2007            11.84           30,500            5.74
        $9.50 to $14.31          506,300            2007             5.75          491,800           10.53
       $2.72 to $4.00            319,000            2008             3.27           58,900            3.33
        $8.00 to $14.31          858,045            2008             8.67          263,803            8.72
       $1.81 to $3.88            394,563            2009             3.02            4,000            3.85
       $4.00 to $6.41            751,200            2009             4.85          114,250            4.88
                             --------------                                     ------------

        $1.81 to $14.31        3,135,059                             5.77        1,190,162            6.11
                             ==============                                     ============


                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)


       The Company utilizes the intrinsic value method to account for stock-based compensation. Accordingly, because the exercise price of stock options granted by the Company is equal to the market price on the date of grant, no compensation cost has been recognized in the accompanying financial statements. If compensation cost had been determined using the fair value method calculated using an option-pricing model, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:

                                                               Year ended December 31,
                                              ----------------------------------------------------------
                                                   1999                 1998                 1997
                                              ---------------     -----------------     ----------------
Net income (loss):
    As reported                               $   (73,703)        $    (4,178)          $       3,421
    Pro forma                                 $   (75,345)        $    (6,645)          $       1,149

Income (loss) per share - basic:
    As reported                               $      (4.74)       $       (.31)         $          .40
    Pro forma                                 $      (4.85)       $       (.45)         $          .14

Income (loss) per share - diluted:
    As reported                               $      (4.74)       $       (.31)         $          .38
    Pro forma                                 $      (4.85)       $       (.45)         $          .13

       The weighted average fair value of options granted for the years ended
       December 31, 1999, 1998 and 1997 was $2.45, $4.42 and $5.90,
       respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            Year ended December 31,
                                      ---------------------------------------------------------------------
                                             1999                     1998                     1997
                                      --------------------     -------------------      -------------------
Dividend yield                               --                       --                        --
Expected volatility                          78.0%                   100.0%                     70.0%
Risk-free interest rate                       5.4%                     5.0%                      6.0%
Expected lives (years)                        3.5                      3.0                       3.0

7.     Shareholder Rights Plan

       In January 1999, the Board of Directors approved a Shareholder Rights Plan and declared a dividend distribution of one right to purchase one one-thousandth of a share of a new series of junior participating preferred stock for each share of common stock of EFTC held. The distribution was made on February 25, 1999, to shareholders of record on that date

       The Rights trade with the Company's common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of beneficial ownership of 15% or more of the Company's common stock by any person or group (the "Acquirer"), subject to certain exceptions. In certain events after the Rights become exercisable, they will entitle each holder other than the Acquirer, to purchase for $35.00 per share, a number of shares of common stock having a market value of twice the Right's exercise price, or a number of the Acquirer's common shares having a market value at the time of twice the Right's exercise price. A shareholder

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       would have one such right for each share of stock held at the time the Rights become exercisable. The Company may amend the Rights or redeem the Rights at $0.001 per Right at any time prior to the Rights becoming exercisable. The Rights will expire in February 2009, unless sooner amended or redeemed by the Company.

       In connection with the recapitalization discussed in Note 4, the Company amended the agreement governing the Rights, effective March 30, 2000, to exclude Thayer, BLUM and their affiliated entities, from the definition of Acquirer. Thus, the acquisition of beneficial ownership of 15% or more of the Company's common stock in connection with the recapitalization will not result in the Rights becoming exercisable.

8.     Related Party Transactions

       Under a previously existing agreement, the CTI Companies were required to pay $500 upon change in control to an entity acting as a sales agent for the CTI Companies in which individuals who are stockholders, officers and directors of the Company have a majority ownership interest.

       In 1997, the Company leased three facilities from directors of the Company. Amounts paid to the directors totaled approximately $283.

       An investment-banking firm, of which a director of the Company is the Managing Director, received a fee of approximately $900 as a representative of the CTI Companies in their acquisition by the Company. The same firm earned a $500 fee as a representative of the Company for the sale of the CTI Companies in September 1999. This fee has not been paid as of December 31, 1999, and is included in other accrued liabilities in the accompanying balance sheet. This investment-banking firm also received a fee of $642 as a representative of Personal Electronics in connection with the Company's 1998 acquisition described in Note 2.

       During September 1997, the Company issued $15,000 of subordinated notes to an entity that is owned by a director of the Company. The subordinated notes also included warrants to acquire 500,000 shares of the Company's common stock at $8.00 per share. The warrants were issued in October 1997, and were valued at approximately $500 using an option-pricing model. The warrants were exercised on October 9, 1997 for total proceeds of $4,000. The Company repaid $10,000 of this debt upon the completion of a secondary common stock offering completed in November 1997. The scheduled repayment was reduced by the pro rata amount of unamortized discount. Accordingly, no gain or loss was recognized on the extinguishment of debt. The outstanding balance (net of discount) of $4,810 is included in long-term debt as of December 31, 1999. In November 1999, the Company borrowed an additional $5,000 from an entity that is controlled by this director.

       In December 1998, the Company entered into a sale-leaseback transaction with a director and stockholder of the Company. Manufacturing facilities in Newberg, Oregon and Tucson, Arizona were sold for $10,500 and leased back to the Company. Due to the Company's continuing financial interest in the facilities, the transaction was accounted for as a financing transaction secured by the facilities with an imputed interest rate of 8.68%. The lease term is for 5 years with monthly payments of $90. No gain or loss from the sale was recorded. At the end of the initial lease term the Company had the option to buy the buildings back for $9,400. In May 1999, the lease was

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       amended to eliminate the purchase option, which resulted in the re-characterization of the lease from a capital lease to an operating lease. Accordingly, the buildings and the related debt have been removed from the balance sheet at December 31, 1999.

       The Company has entered into consulting and employment agreements with individuals who are officers and directors of the Company. The consulting agreements provide for aggregate monthly payments of approximately $38 through February 2002. The employment agreements provide for monthly payments of $44 until expiration in 2000 and 2001. The employment agreements may be terminated prior to expiration but the Company would generally be required to pay severance benefits equal to one-year's salary or up to two-year's salary if a change of control occurs. Additionally, the Company has entered into arrangements with an entity that is owned by a director whereby an aggregate of $238 was paid for services rendered in 1999.

9.     Restructuring and Sale of Assets

       Since the fourth quarter of 1998, the Company has taken actions to increase capacity utilization through the closure of two facilities and the sale of substantially all of the assets at two other divisions. The aggregate 1999 operating results for these divisions, derived from the Company's divisional accounting records (excluding corporate costs, interest expense and income taxes), for these divisions are summarized as follows:

 Net sales                                                             $103,000
 Cost of goods sold                                                     109,200
                                                                   -------------
      Gross profit (loss)                                             $ (6,200)
                                                                   =============
 Selling, general and administrative                                 $ (11,400)
                                                                   =============
 Impairment of long-lived assets                                      $ (2,700)
                                                                   =============
 Goodwill amortization                                                 $  (900)
                                                                   =============
 Loss on sale of assets                                              $ (20,700)
                                                                   =============

       Management estimates that approximately $50,000 of the 1999 net sales shown above relates to customers who have agreed to transition the manufacture of their products to other facilities owned by the Company. Presented below is a detailed description of each division that was impacted by a sale or restructuring.

       Sale of Tucson Assets. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility located in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for a purchase price of $13,240. The Company was required to place $500 in an escrow account

       In connection with the agreement, Honeywell agreed to sublease the Tucson facility for at least 18 months at $32 per month, which is equal to the Company's rent expense. Honeywell has the option to extend the term of the sublease until December 2003 when the Company's primary lease term expires. If Honeywell terminates the sublease after 18 months, the Company will attempt to enter into another sublease with a new tenant for the remaining period under the primary lease. The

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       Tucson facility is currently leased from a director of the Company as discussed in the next to last paragraph of Note 8.

       The Company recognized a $1,200 impairment charge in 1999 related to property and equipment at the Tucson facility.

       Southeast Operations. On September 30, 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. In connection with the restructuring, the Company recognized a charge of approximately $700 for severance costs related to approximately 200 employees who were terminated by April 2000. The unpaid portion of the severance provision amounted to $682 at December 31, 1999 and is included in accrued compensation and benefits in the accompanying balance sheet.

       In connection with the closure, the Company recognized charges of $7,131 for excess and obsolete inventories and other items that are included in cost of goods sold in 1999. The Company also recognized a charge of $1,000 for impairment of property and equipment that will not be redeployed at other divisions. Additionally, the Company recognized an increase in the allowance for doubtful accounts of $2,400 that is included in selling, general and administrative expenses in 1999.

       Management expects the Company will incur additional charges of $1,000 in the first quarter of 2000 for retention bonuses, relocation costs and other closure activities. These costs will be reflected in operations in the period in which they occur. It is expected that the closure will be substantially complete by April 2000.

       Sale of Services Division. On September 1, 1999, the Company sold the Services Division for approximately $28,000. The Company recognized a loss of $20,565 primarily due to the write-off of $36,452 of unamortized goodwill that was directly associated with the acquisition of this division. The Company also recognized $400 for impairment of property, plant and equipment, and additional provisions totaling $1,600 related to inventory and receivables not transferred to the purchaser.

       In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ending August 31, 2000 related to the division sold is in excess of $4,455 ("Target Earnings"), the Company will be entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings are less than Target Earnings, the Company will be required to refund an amount equal to three times the difference. The maximum amount that either party would be required to pay under the EC is $2,500; accordingly, the Company has deferred recognition of $2,500 of the consideration subject to the EC.

       Rocky Mountain Operations. In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. Costs of $9,250 related to the closing were charged to operations for the year ended December 31, 1998. Additional costs to related to the closure of $2,391 were incurred through October 1999 when the facility was sold for $3,802. The restructuring involved the termination of approximately 140 employees of which 123 were manufacturing related and 17 administrative or indirect support personnel. Total

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       severance and salaries of employees performing exit activities amounted to $463 of which $263 was included in cost goods sold and $200 in selling, general and administrative expenses in 1998. During 1998, the Company paid $100 of these costs and the remaining costs were paid in 1999.

       Inventory allowances of $5,445, which are included in cost of goods sold in 1998, were recorded to provide for future losses to be incurred related to disengaged customers that did not continue as customers of the Company. In addition, a provision of $3,342 was charged to operations in 1998 related to asset impairment of land, building and equipment. At December 31, 1999, all of the restructuring costs had been paid and no accrual was remaining related to these restructuring activities.

10.    Business and Credit Concentrations

       The Company operates in the electronic manufacturing services segment of the electronics industry. Substantially all of the Company's customers are located in the United States. For the years ended December 31, 1999 and 1998, 68% and 46%, respectively, of the Company's sales were derived from companies engaged in the avionics industry. The Company has a policy to regularly monitor the credit worthiness of its customers and provides for uncollectible amounts if credit problems arise. Customers may experience adverse financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages in the past. Should future component shortages occur, the Company might experience reduced net sales and profitability.

       Sales to significant customers as a percentage of total net sales for the years ended December 31, 1999, 1998 and 1997, were as follows:

                                              1999                  1998                  1997
                                              ----                  ----                  ----
AlliedSignal, Inc.                           46.1%                 42.1%                 25.3%

Honeywell, Inc.                              10.3%                  3.3%                  --
                                        -----------------     -----------------     -----------------
    Pro Forma Combined                       56.4%                 45.4%                 25.3%
                                        =================     =================     =================
Exabyte                                       --                    4.4%                 12.3%
                                        =================     =================     =================

       In December 1999, AlliedSignal and Honeywell completed their merger and the combined company was named Honeywell International, Inc. The pro forma disclosure above presents the customer concentration as if the merger had occurred on January 1, 1997.

       At December 31, 1999, approximately 57% of the Company's net trade receivables were due from Honeywell International, Inc., and 12% of net trade receivables were due from Bayer Corporation. The Company does not require collateral to support trade receivables.

11.    Commitments and Contingencies

       Operating Leases. The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2004. Lease expense under all operating leases amounted to $9,471, $7,072 and $2,333 for the years ended December 31, 1999, 1998 and 1997, respectively.

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

       At December 31, 1999, future minimum lease payments (excluding sublease rentals due from Honeywell International, Inc. discussed in Note 9) for operating leases are as follows:

            Year Ending December 31:

                      2000                                  $    9,975
                      2001                                       7,727
                      2002                                       6,485
                      2003                                       5,881
                      2004                                       3,320
                   After 2005                                    5,845
                                                            -----------
                                                            $   39,233
                                                            ===========

       Customer Royalties. In connection with long-term customer supply agreements, the Company has agreed to pay approximately 1% of gross revenue for all electronic assemblies and parts made for other customers at certain facilities. These arrangements expire beginning in 2001 and extending until 2009 at one of the Company's facilities. Total royalties under these arrangements for the year ended December 31, 1999 amounted to $170.

       Financial Advisory Agreement. In December 1999, the Company entered into an agreement with an entity engaged to assist the Company with a debt or equity financing. Depending on the nature of the financing transaction, the company will be required to pay a fee between 1.0% and 5.0% of the gross proceeds and issue warrants to purchase up to 525,000 shares of common stock at an exercise price of $3.00 per share.

       Employee Benefit Plan. The Company has a 401(k) Savings Plan covering substantially all employees, whereby the Company matches 50% of an employee's contributions to a maximum of 2% of the employee's compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 1999, 1998 and 1997, contributions from the Company to the Plan were approximately $588, $391 and $138, respectively.

       Legal Proceedings. In September and October 1998, the Company and certain of its present and former directors and officers were named as defendants in lawsuits brought by certain shareholders claiming to represent classes of shareholders that purchased shares of the Company's common stock between April and August 1998. These class action complaints purport to present claims under federal and state securities laws and seek unspecified damages based on alleged misleading disclosures during the class period. On April 4, 2000, subject to court approval, the plaintiffs and the Company agreed to settle both lawsuits. The Company has recorded a provision for the settlement of this loss contingency as of December 31, 1999. The settlement will require the Company to pay approximately $3,100 by April 10, 2000. Additionally, the Company will be required to contribute to the settlement fund an aggregate of 1,300,000 shares of the Company's common stock with an estimated fair value of $3,300.

                        EFTC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars In Thousands, Except Per Share Amounts)

12.    Fourth Quarter Adjustments

       During the fourth quarter of 1999, the Company recognized a charge of $4,215 for a valuation allowance related to deferred tax assets, and a charge of approximately $1,000 related to the accelerated amortization of debt issuance costs due to a fourth quarter amendment to the bank credit agreement. In addition, the Company incurred other charges of approximately $6,400 related to the lawsuit settlement discussed in Note 11, and $5,600 for charges related to inventory, receivables and the resolution of other issues (primarily related to the closure of the Ft. Lauderdale division and the sale of the Tucson assets) with Honeywell International, Inc.

                          Independent Auditors' Report

The Board of Directors
EFTC Corporation:


Under date of April 4, 2000, we reported on the consolidated balance sheets of EFTC Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999 which are included in the Company's annual report on Form 10-K for the year ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


Denver, Colorado
April 4, 2000


                        EFTC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              Accounts Receivable- Allowance for Doubtful Accounts
                             (Dollars in Thousands)

                                                         Additions (1)
                                                     ----------------------
                                        Balance at   Charged       Charged                             Balance at
                                         Beginning   To Costs &    To Other                            End Of
     Year Ended December 31,             Of Period   Expenses      Accounts       Deductions (2)       Period
                                         ---------   ----------    --------       --------------       ------
          1997                               $   20      $ (240)      $  694          $   --            $   474
          1998                                  474        1,020          24             196              1,322
          1999                                1,322        5,091          --           2,724              3,689


            Inventories- Reserve for Excess and Obsolete Inventories
                             (Dollars in Thousands)

                                                              Additions (1)
                                                        ---------------------------
                                           Balance at    Charged            Charged                             Balance at
                                           Beginning     To Costs &         To Other                            End Of
     Year Ended December 31,               Of Period     Expenses           Accounts       Deductions(2)(3)     Period

          1997                               $   20          $  25         $ 2,196             $  218        $  2,023
          1998                                2,023          6,975           1,487              2,097           8,388
          1999                                8,388          7,287              --              5,500          10,175



   ------------------

   (1) Amounts charged to other accounts were recorded in conjunction with acquisitions.
   (2)  Deductions relate to write-offs unless otherwise indicated.
   (3) Deductions of $2,087 in 1998 relate to adjustments to the purchase price allocations of acquisitions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


         Not Applicable.



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

Item 13.  Certain Relationships and Related Transactions.

         The second labeled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.   Financial Statements-The financial statements listed in Item 8 on page 28, are filed as part of this annual report.

         2. Financial Statement Schedules-Schedule II- Valuation and Qualifying Accounts and the accompanying opinion of KPMG LLP which appear on pages 53 and 52, respectively, are filed as part of this annual report.

         3. Exhibits-The following exhibits are filed as part of this annual report.

Exhibit

Number   Document Description

 *3.1    Amended and Restated Articles of Incorporation of the Company

 *3.2    Articles of Amendment to the Articles of Incorporation of the Company

  3.3    Articles of Amendment to the Articles of Incorporation of the Company
         (10)

  3.4    Amended and Restated Bylaws of the Company (1)

  4.1    Reference is made to Exhibits 3.1, 3.2 and 3.3, respectively

  4.2    Specimen Common Stock Certificate of the Company (1)

 *4.3 Form of Exchangeable Note dated as of March 30, 2000 issued by the Company to Thayer-Blum Funding, LLC *4.4 Form of Convertible Note dated as of March 30, 2000 issued by the Company to Thayer-Blum Funding, LLC

  4.5 Rights Agreement dated as of February 25, 1999 between the Company and American Securities Transfer & Trust, Inc., as Rights Agent. (10)

 *4.6 Amendment to Rights Agreement dated as of March 30, 2000 between the Company and Rights Agent.

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

 10.4 Registration Rights Agreement dated as of September 30, 1997 among the Company and CTI Shareholders (4)

 10.5.1 Master Agreement Regarding Asset Purchase and Related Transactions among the Company, AlliedSignal Avionics, Inc., a Kansas corporation ("Avionics"), and AlliedSignal, Inc., operating through its Aerospace Equipment Systems Unit ("AES"), dated as of July 15, 1997, as amended by the First Amendment to Master Agreement dated as of July 31, 1997, and as further amended by the Second Amendment to Master Agreement dated as of August 11, 1997 (3)


 10.5.2  Third Amendment to Master Agreement dated as of September 5, 1997 (6)

 10.6 Supplier Partnering Agreement between the Company and AlliedSignal, Inc. dated as of September 29, 1998 (7)

 10.7 Amended and Restated License Agreement between the Company and AlliedSignal Technologies, Inc., dated as of September 5, 1997 (6)

*10.8 Asset Purchase Agreement dated February 17, 2000 between Honeywell International Inc. and the Company

*10.9 Note Agreement between the Company and Richard L. Monfort dated as o November 11, 1999

*10.10 First Amendment to Note Agreement between the Company and Richard L. Monfort dated as of December 30, 1999, including the form of Note attached as Exhibit A thereto.

 10.11+ EFTC Corporation Equity Incentive Plan, amended and restated as of July 9, 1997 (6)

 10.12+ EFTC Corporation Stock Option Plan for Non-Employee Directors, amended and restated as of July 9, 1997 (6) 10.13+ Employment Agreement with Jack Calderon dated as of June 5, 1998 (7) 10.14+ Form of Consulting Agreement entered into by the Company in connection with the acquisition of Current Electronics, Inc.(5)

*10.15+   1999 Management Bonus Plan

 10.16 Asset Purchase Agreement dated as of August 31, 1999 between Jabil Circuit, Inc., the Company, CTLCC Acquisition Corp., Circuit Test, Inc., Airhub Services Group, L.C., and Circuit Test International, L.C. (9)

*10.17 Master Agreement regarding Asset Purchase and Related Transactions dated as of March 19, 1999 between Honeywell Inc. and the Company

*10.18 Long Term Supply Agreement dated as of March 19, 1999 between Honeywell Inc. and the Company

          Note: Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit

*10.19    Amendment to Long Term Supply Agreement dated as of May 21, 1999

*10.20    Second Amendment to Long Term Supply Agreement dated as of February
          2000

*10.21 Securities Purchase Agreement between the Company and Thayer-Blum Funding, LLC dated as of March 30, 2000

*10.22 Form of Warrant dated as of March 30, 2000 issued by the Company to Thayer-Blum Funding, LLC

*10.23 Loan and Security Agreement dated March 30, 2000 with Bank of America, N.A., as agent for several banks (the "Bank") and the Company

*10.24 Security Agreement - Stock Pledge dated March 30, 2000 with the Bank and the Company

*21.1     List of Subsidiaries

*23.1     Consent of KPMG LLP

*27.1     Financial Data Schedule
-------------
*        Filed herewith
+        Management Compensation Plan

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

(5) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-23332) filed on March 27, 1997

(6) Incorporated by reference from the Company's Registration Statement on Form S-2 (File No. 333-38444) filed on October 21, 1997

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q (File No. 0-23332) filed on November 16, 1998

(8) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on April 15, 1998

(9) Incorporated by reference from the Company's Current Report on Form 8-K (File No. 0-23332) filed on September 16, 1999

(10) Incorporated by reference from the Company's Registration Statement on Form 8-A (File No. 0-23332) filed on February 25, 1999


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K relating to the execution by the Company and its senior lenders of an Amendment and Waiver to Credit Agreement dated December 20, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 14th day of April, 2000.

                                 EFTC CORPORATION, a Colorado corporation

                                 By: /s/ Jack Calderon

                                          Jack Calderon
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                            Position Held
         Signature                          With the Registrant                                  Date

           /s/ Jack Calderon                President and Director                               April 14, 2000
         ---------------------------
         Jack Calderon                      (Principal Executive Officer)


           /s/ James A. Doran               Treasurer and Director                               April 14, 2000
         ---------------------------        (Principal Financial and Accounting Officer)
         James A. Doran


           /s/ Allan S. Braswell, Jr.       Director                                             April 14, 2000
         ----------------------------
         Allan S. Braswell, Jr.


           /s/ Jeffrey W. Goettman          Director                                             April 14, 2000
         -------------------------
         Jeffrey W. Goettman

           /s/ Charles Hewitson             Director                                             April 14, 2000
         ---------------------------
         Charles Hewitson

           /s/ Robert McNamara              Director                                             April 14, 2000
         ---------------------------
         Robert McNamara

           /s/ Robert Monaco                Director                                             April 14, 2000
         ---------------------------
         Robert Monaco


           /s/Richard L. Monfort            Director                                             April 14, 2000
         ---------------------------
         Richard L. Monfort

           /s/  Gerald J. Reid              Director                                             April 14, 2000
         ---------------------------
         Gerald J. Reid

           /s/ Masoud S. Shirazi            Director                                             April 14, 2000
         ---------------------------
         Masoud S. Shirazi

           /s/ John C. Walker               Director                                             April 14, 2000
         ---------------------------
         John C. Walker

                                       58