Form 10-K/A
period 1999-12-31
EFTC CORP/
filed 2000-05-01
CIK 916797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

              Amendment to Annual Report for the Fiscal Year ended
                 December 31, 1999 Pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                         Commission File Number 0-23332
                                     -------

                                EFTC CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

                                    COLORADO

         (State or other jurisdiction of incorporation of organization)

                                   84-0854616
                                   ----------
                      (I.R.S. Employer Identification No.)

                                9351 Grant Street
                                Denver, Colorado
                                ----------------
                    (Address of principal executive offices)
                                      80229
                                      -----
                                   (Zip code)
               Registrant's telephone number, including area code:
                                  303-451-8200

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

         Documents incorporated by reference:  None

         EFTC Corporation ("EFTC" or the "Company") is filing this amendment to its 1999 Form 10-K in order to provide the information required by Part III of Form 10-K.

                                    Part III

           Item 10. Directors and Executive Officers of the Registrant

Directors

         Class I Directors (Terms Expire in 2001)

         Allen S. Braswell, Jr., 41, currently serves as the President of Jabil Global Services, a subsidiary of Jabil Circuit, Inc., which acquired EFTC Services Group from the Company in September 1999. Mr. Braswell was Sr. Vice President of EFTC Corporation and President of the Company's EFTC Services Group from September 1997 until September 1999 when EFTC Services Group was acquired by Jabil Circuit, Inc. Mr. Braswell had been President of Circuit Test, Inc. ("CTI") since October 1993 and Chief Executive Officer of CTI since October 1996 until the acquisition by the Company of CTI and related companies which became the EFTC Services Group in September 1997. Prior to that time, Mr. Braswell had been Executive Vice President of CTI from August 1985 until October 1993 focusing primarily on CTI's Sales and Marketing activities. Mr. Braswell served on CTI's Board of Directors since its founding in 1981. Mr. Braswell has been director of the Company since September 1997.

         James A. Doran, 45, has been the Company's Treasurer since April 2000. Prior to joining the Company, Mr. Doran had been a senior audit manager with Hein + Associates, LLP, a public accounting firm, since June 1994. From 1993 to 1994 Mr. Doran was Vice President and Chief Financial Officer of Gerrity Oil & Gas Corporation, an independent oil and gas operator in Denver, Colorado, whose stock was listed on the New York Stock Exchange. Prior to joining Gerrity, Mr. Doran was a shareholder of Williams, Richey & Co., P.C., an accounting and consulting firm in Denver, Colorado, and before that was a Senior Manager with Coopers & Lybrand. Mr. Doran has been a director of the Company since 1993.

         Richard L. Monfort, 45, served as President and Chief Operating Officer of ConAgra Red Meat Companies from July 1989 to June 1995. From June 1995 to the present, Mr. Monfort has been engaged in private investing activities. From 1983 until 1989, he was President of Monfort, Inc., which was subsequently acquired by ConAgra, Inc. Mr. Monfort recently joined the board of the University of Colorado Hospital Authority. Mr. Monfort has been a director of Famous Dave's of America, Inc., an owner and operator of restaurants, since March 1997. Mr. Monfort has been a director of the Company since 1993.

         Class II Directors (Terms Expire in 2002)

         Jack Calderon, 47, has been the Company's President and Chief Executive Officer since August 1996 and Chairman of the Board since June 1998. From January 1996 to August 1996, Mr. Calderon was President of Sales Management International, a private consulting firm through which Mr. Calderon provided strategic consulting to executive officers of various high-technology companies. From 1992 to 1995, Mr. Calderon worked for Group Technologies, an electronic contract manufacturing company. Mr. Calderon held several management positions at Group Technologies, most recently as its Vice President and General Manager of International Operations, before leaving to form his own consulting firm. Mr. Calderon currently authors a column on electronic contract manufacturing for Circuitree

Magazine and is a member of the Board of Directors of IPC, a trade association connecting electronics industries. Mr. Calderon has been a director of the Company since August 1996.

         Charles E. Hewitson, 50, currently serves as President of OnCourse, Inc., a private consulting firm through which Mr. Hewitson provides certain consulting services to EFTC, and is a director of EFTC. From 1984 to April 1997, Mr. Hewitson served as Vice President and director, and was a principal shareholder, of Current Electronics, Inc. ("CEI"), with responsibility for human resources, finance, accounting and manufacturing. In addition, Mr. Hewitson served as Vice President of Current Electronics (Washington), Inc. ("CEWI"), from 1994 to February 1997. CEI and its affiliate CEWI were acquired by EFTC in February 1997, at which time Mr. Hewitson was appointed to the Board of Directors.

         Robert K. McNamara, 46, has served since August 1995 as a Managing Director for Broadview International LLC, a merger and acquisition advisor serving the global information technology industry. Before joining Broadview, Mr. McNamara spent 10 years with Salomon Brothers Inc., an investment banking firm, most recently as vice president and head of its technology group. From September 1981 to June 1985 Mr. McNamara worked at Smith Barney, Harris Upham & Co., Inc., an investment banking firm, as vice president, focusing on the telecommunications equipment, computer peripherals and computer retailing market segments. Mr. McNamara has been a director of the Company since February 1996.

         Class III Directors (Terms Expire in 2000)

         Jeffrey W. Goettman, 41, has served since February 1998 as a Managing Director for Thayer Capital Partners, a private equity investment fund based in Washington, D.C. Before joining Thayer Capital Partners, Mr. Goettman was a Managing Director for Robertson Stephens & Company from February 1997 until February 1998. Mr. Goettman has been a director of Cosmotronic Corporation since April 1998, a director of TTM Technologies, Inc., since December 1998 and a director of Cape Success since December 1999. Mr. Goettman was elected by the directors to the Company's board in March 2000 to fill the vacancy created by the increase of the size of the board from ten to eleven directors. Mr.
Goettman will stand for election at the next annual meeting of the Company's shareholders.

         Robert Monaco, 38, currently serves as Vice President, General Manager and Assistant Secretary of RM Electronics, Inc., a New Hampshire corporation doing business as Personal Electronics, Inc. ("Personal Electronics") and a subsidiary of the Company. Mr. Monaco co-founded Personal Electronics in 1991 and served as its Vice President until the Company acquired Personal Electronics in March 1998. Prior to 1991, Mr. Monaco was employed by Cabletron Systems in various capacities, most recently as its Director of Operations.

         Gerald J. Reid, 59, a founder of the Company, was Chairman of the Board of Directors from October 1990 until June 1998. Mr. Reid also periodically served as the Company's Manufacturing Manager since that time and as President of the Company from August 1995 to August 1996. From August 1981 until October 1990, Mr. Reid was President and Chief Executive Officer of the Company. Before founding the Company in 1981, he held a number of manufacturing-related managerial positions over a 19-year career with Hewlett Packard Company ("HP"), including Future Information Systems Task Force Manager, Production Control Manager, Production Section Manager and Technical Supervisor. At the time Mr. Reid left HP to found EFTC, he held the position of Division Materials Manager. Mr. Reid has been a director of the Company since its inception.

         Masoud S. Shirazi, 49, has been the owner of Shirazi & Associates, P.C., an employee benefit and consulting firm in Greeley, Colorado that specializes in benefit and estate planning, since 1976. Mr. Shirazi has been a director of the Company since 1992.

         John C. Walker, 38, has been a Partner with BLUM Capital Partners, L.P., a San Francisco-based private equity and strategic block investment firm, since April 1997. Prior to joining BLUM Capital Partners, L.P., Mr. Walker was the Vice President of PEXCO Holdings, Inc. from 1992 to 1997. Mr. Walker is also a member of the Board of Directors for Smarte Carte Corporation. Mr. Walker was elected to the Company's board in March 2000 by the directors to fill the vacancy created by the resignation of a director. Mr. Walker will stand for election at the next annual meeting of the Company's shareholders.

         Pursuant to the provisions of the Securities Purchase Agreement dated March 30, 2000 entered into by the Company and Thayer-BLUM Funding, L.L.C. in connection with a recapitalization of the Company, Mr. Goettman and Mr. Walker were designated by Thayer-Blum Funding to be elected to the Company's board of directors and as well as the audit and compensation committees of the board.

Other Executive Officers

         Val M. Avery, 50, has been the Company's Chief Information Officer since June 1998. Prior to joining the Company, from 1997 until June 1998, Mr. Avery was an independent management consultant. From 1997 to 1996, Mr. Avery was Director of Enterprise Solutions for Solbourne, Inc., a consulting services company. Prior to that, from 1992 to 1996, Mr. Avery was a Senior Industry Consultant for Oracle Corporation.

         August P. Bruehlman, 44, has been the Company's Chief Administrative Officer since August 1996 and Secretary of the Company since February 1998. Mr. Bruehlman joined the Company in 1988 and has held several management positions, most recently as Director of Human Resources. Mr. Bruehlman's current responsibilities at the Company include corporate facilities and human resources. Prior to 1988, subsequent to pursuing advanced degrees, he managed electronics and computer training in the private and public sectors.

         Charles D. Tillett, 50, has been the Company's Chief Operations Officer since October 1998. Prior to joining the Company, from 1996 to 1998, Mr. Tillett held a variety of positions with Avex Electronics Inc., an electronic contract manufacturer, including Vice President of Worldwide Operations and Vice President of Overseas Operations. Prior to his work for Avex, Mr. Tillett was President and Chief Operating Officer for Comptronix Corporation from December 1992 to June 1996.

         The Company's current executive officers are Messrs. Avery, Bruehlman, Calderon, and Tillett.

                         Item 11. Executive Compensation

Summary Compensation Table.

         The following table sets forth certain information regarding the compensation paid in the last three fiscal years to the most highly compensated executive officers of the Company.




                                                                                 Long-Term
                                                    Annual Compensation         Compensation
Name and                                            -------------------            Awards              All Other
Principal Position                  Year            Salary($) Bonus($)           Options(#)         Compensation($)
------------------                  ----            --------- --------           ----------         ---------------
Jack Calderon                       1999 (1)         $287,894          --              --               $2,241(2)
   President and Chief              1998 *           $240,885     $82,500         175,000(3)            $2,218(2)
   Executive Officer                1997             $200,000     $40,000         200,000              $10,147(2)
Stuart W. Fuhlendorf                1999 (4)       $180,019(5)         --         200,000(6)                --
   Vice President and Chief         1998 *           $178,385     $28,050          24,615(7)                --
   Financial Officer                1997              $85,000     $33,500         110,000                   --
August P. Bruehlman                 1999 (8)         $123,317          --              --                   --
   Chief Administrative             1998 *           $120,692     $21,840          14,769(9)                --
   Officer and Secretary            1997              $77,086      $7,800          75,000                   --
Allen S. Braswell, Jr.              1999          $122,740(10)         --              --                   --
   Senior Vice President and        1998 *           $168,756     $14,438          60,818(11)           16,849(12)
   President of EFTC Services       1997 (13)         $47,115           -         110,000                   --
Chuck Tillett                       1999 (14)        $214,077          --              --                   --
   Chief Operations Officer         1998 (15)         $83,970          --         150,000                   --
                                    1997                   --          --              --                   --
Val Avery                           1999             $130,000          --           5,000                   --
   Chief Information Officer        1998 (16)         $73,018          --          85,000                   --
                                    1997                               --              --                   --

--------------------
* These officers named in this table voluntarily forfeited their salaries for one pay period in 1998 to assist the Company's short-term liquidity position. If they had collected their salaries for that pay period, Mr. Calderon's salary for 1998 would have been $250,000; Mr. Fuhlendorf's salary for 1998 would have been $185,000; Mr. Bruehlman's salary for 1998 would have been $125,000; and Mr. Braswell's salary for 1998 would have been $175,000.

(1) Mr. Calderon voluntarily took a 15% reduction in salary during the period beginning July 4, 1999 through October 10, 1999 to assist the Company's short-term liquidity position. If Mr. Calderon had collected his full salary for that period, his salary for 1999 would have been $300,000.

(2) Represents allocation of income associated with personal use of an automobile provided by the Company.

(3) Mr. Calderon was granted 350,000 options in June 1998. These options were canceled and Mr. Calderon was granted 175,000 new options in connection with a repricing of options by the Company in December 1998.

(4) Mr. Fuhlendorf voluntarily took a 10% reduction in salary during the period beginning July 4, 1999 through October 10, 1999 to assist the Company's short-term liquidity position. If Mr. Fuhlendorf had collected his full salary for that period, his salary for 1999 would have been $185,000.

(5)      Mr. Fuhlendorf resigned from the Company effective March 27, 2000.

(6) Due to Mr. Fuhlendorf's resignation effective March 27, 2000, 165,000 options expired on March 27, 2000 and 35,000 will expire on June 27, 2000.

(7) 50,000 options granted to Mr. Fuhlendorf in 1997 were canceled and 24,615 new options were granted to Mr. Fuhlendorf in connection with a repricing of options by the Company in December 1998.

(8) Mr. Bruehlman voluntarily took a 5% reduction in salary during the period beginning July 4, 1999 through October 10, 1999 to assist the Company's short-term liquidity position. If Mr. Bruehlman had collected his full salary for that period, his salary for 1999 would have been $125,000.


(9) 30,000 options granted to Mr. Bruehlman in 1997 were canceled and 14,769 new options were granted to Mr. Bruehlman in connection with a repricing of options by the Company in December 1998.

(10) Mr. Braswell's employment agreement with the Company was terminated on August 31, 1999.

(11) 110,000 options granted to Mr. Braswell in 1997 were canceled and 60,818 new options were granted to Mr. Braswell in connection with a repricing of options by the Company in December 1998.

(12) Represents payment to defray moving expenses related to Mr. Braswell's relocation to Denver, Colorado in connection with his employment with the Company

(13) Mr. Braswell has been employed by the Company or a subsidiary of the Company since September 1997.

(14) Mr. Tillett voluntarily took a 10% reduction in salary during the period beginning July 4, 1999 through October 10, 1999 to assist the Company's short-term liquidity position. If Mr. Tillett had collected his full salary for that period, his salary for 1999 would have been $220,000.

(15) Mr. Tillett has been the Company's Chief Operations Officer since October 1998.

(16)     Mr. Avery has been the Company's Chief Information Officer since
         June 1998.

Options Granted

         The following table sets forth information concerning options granted in 1999 to the Company's executive officers named in the Summary Compensation Table.

                                         Percent (%)
                                           of Total                                         Potential Realizable Value at
                            Number         Options                                          Assumed Annual Rate of Stock
                              of          Granted to       Exercise                         Price Appreciation for Option
                            Options       Employees       Price per      Expiration         -----------------------------
Name                        Granted      During 1999        Share           Date            5%                10%
----                        -------      -----------        -----           ----            --                ---
Jack Calderon                       0         --         --                   --             --                   --
Stuart W. Fuhlendorf          200,000         16.4       $5.00           5/17/09 (1)       $110,057             $278,905
August P. Bruehlman                 0         --         --                   --             --                   --
Allen S. Braswell, Jr.              0         --         --                   --             --                   --
Chuck Tillett                       0         --         --                   --             --                   --
Val Avery                       5,000          0.4       $4.00           1/25/09           $ 12,578             $ 31,875

---------------
* Less than 0.1%.

(1) Due to Mr. Fuhlendorf's resignation effective March 27, 2000, 165,000 options expired on March 27, 2000 and 35,000 will expire on June 27, 2000.

Option Exercises and Year End Option Values

         The following table sets forth information concerning options exercised in 1999 and outstanding options held by the Company's executive officers named in the Summary Compensation Table as of December 31, 1999, the end of the Company's last fiscal year.




                                                                 Number of Unexercised      Value of Unexercised

                          Shares                                      Options at            In-the-Money Options at
                          Acquired on      Value                 December 31, 1999(#)       December 31, 1999($)
Name                      Exercise(#)      Realized($)         Exercisable/Unexercisable    Exercisable/Unexercisable
----                      -----------      -----------         -------------------------    -------------------------
Jack Calderon                    --                --               230,248/211,924                  --  /  --
Stuart W. Fuhlendorf             --                --               124,781/  --                     --  /  --
August P. Bruehlman              --                --                71,633/ 11,077                  --  /  --
Allen S. Braswell, Jr.           --                --                  --  /  --                     --  /  --
Chuck Tillett                    --                --                30,000/120,000                  --  /  --
Val Avery                        --                --                14,000/76,000                   --  /  --

Section 16(a) Beneficial Ownership Reporting Compliance

         Under Section 16 of the Securities Exchange Act of 1934, the Company's directors and certain of its officers, and persons holding more than ten percent of the Company's Common Stock are required to file forms reporting their beneficial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company copies of forms so filed. Based upon a review of copies of such forms filed with the Company: Mr. Braswell has not filed a report on Form 5 relating to one transaction, Mr. Calderon was late in filing a report on Form 4 relating to one transaction, Mr. Fuhlendorf was late in filing a report on Form 4 relating to one transaction, Mr. McNamara has not filed a report on Form 5 relating to one transaction and Mr. Reid has not filed a report on Form 5 relating to one transaction.

Compensation Committee Interlocks and Insider Participation

         Currently, the Compensation Committee consists of Robert K. McNamara, Richard L. Monfort, Masoud S. Shirazi, Gerald J. Reid, Charles E. Hewitson, Jeffrey Goettman and John Walker. Several members of the Compensation Committee have engaged in transactions with the Company.

         Director Representation of Personal Electronics. Robert K. McNamara, the Chairman of the Compensation Committee, is a Managing Director of Broadview International LLC ("Broadview"), an investment banking firm, and in such capacity represented Personal Electronics in connection with its acquisition by the Company. Broadview is an investment bank that has represented numerous companies in connection with mergers and acquisitions in the technology sector. Broadview received a fee of $642,500 in connection with the consummation of the acquisition of Personal Electronics. Broadview earned a fee of $500,000 in connection with the sale of EFTC's Services Division in September 1999. As of April 20, 2000, $300,000 has been paid and the Company expects to pay the remaining $200,000 by the end of May.

         Sale/Leaseback Transaction. Richard L. Monfort, a member of the Compensation Committee, entered into a sale/leaseback transaction with the Company. The Company sold two manufacturing facilities located in Newburg, Oregon and Tucson, Arizona to Mr. Monfort for $10.5 million. Mr. Monfort leased these manufacturing facilities back to the Company for a term of five years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the recharacterization of the lease from a capital lease to an operating lease. As such, the buildings and the related debt have been removed from the Company's balance sheet.

         Issuance of Subordinated Notes and Warrants. Mr. Richard L. Monfort, a member of the Compensation Committee, purchased $15 million in aggregate principal amount of subordinated notes issued by the Company on September 9, 1997. The subordinated notes had a maturity date of December 31, 2002 and provided for interest at a variable rate (adjusted monthly) equal to 2.00% over the applicable LIBOR rate. The proceeds of these notes were used to acquire certain assets from Honeywell (formerly AlliedSignal, Inc.). In connection with the issuance of these subordinated notes, the Company issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $8.00 per share to Mr. Monfort. The warrants were exercised on October 9, 1997 resulting in net proceeds to the Company of $4.0 million. The Company prepaid $10.0 million of the outstanding principal amount of these notes early in December 1997 from the proceeds of a loan from the Company's senior lender. In connection with such prepayment, the Company agreed to pay a fee of approximately $325,000 to be paid in equal monthly increments until the maturity of the notes.

         In November 1999, Mr. Monfort purchased $5 million in aggregate principal amount of subordinated notes issued by the Company. These notes had a maturity date of March 30, 2000 and provided for interest at a rate of 10%. The proceeds of these notes were used for general operating purposes. In connection with the Recapitalization Transaction, the Company repaid the $10.0 million in principal amount outstanding under both subordinated notes. In addition, the Company paid the remaining outstanding prepayment fee of approximately $150,000 due in connection with the prepayment of the September 1997 notes and a fee of $100,000 due upon maturity of the November 1999 note. In addition, the November note agreement was amended to provide for issuance of $3.0 million in aggregate principal amount of subordinated notes, with a maturity date of March 30, 2004 and bearing interest at 10%.

         Transactions with Shirazi & Associates, P.C. During 1999, third parties doing business with the Company paid Shirazi & Associates, P.C., an employee benefit and consulting firm owned by Masoud Shirazi, one of the Company's directors, approximately $230,000 in commissions.

         Recapitalization Transaction. Mr. Goettman and Mr. Walker, each of whom are members of the Compensation Committee, are partners in Thayer Capital Partners and BLUM Capital Partners, respectively. Thayer-BLUM Funding, L.L.C., an affiliate of both Thayer Capital Partners and BLUM Capital Partners has entered into a Securities Purchase Agreement with the Company which provides for a recapitalization of the Company. See "Part I - Item 1. Business - Recapitalization."

         Hewitson Consulting Agreements. On February 24, 1997, the Company entered into five-year consulting agreements with Messrs. Charles E. Hewitson, Matthew J. Hewitson and Gregory C. Hewitson. Each of these consultants is being paid approximately $160,000 per year and reimbursed his out-of-pocket expenses associated with the performance of his duties. Each has agreed to devote sufficient working time, attention and energies to the business of the Company, but not in excess of 80% of the equivalent of being engaged on a full-time basis. The Consulting Agreements prohibit the consultant from providing services to, or owning 5% or more of the outstanding stock of, a competitor of the Company during the term of his engagement and for two years after the termination of his engagement.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 31, 2000 as to the beneficial ownership of common stock by certain beneficial owners of more than five percent of the common stock, each director, certain executive officers and by all directors and executive officers as group:

                                                 Amount and Nature of              Percent of
          Name of Beneficial Owner               Beneficial Ownership           Common Stock(1)
          ------------------------              ----------------------          ---------------
Gerald J. Reid**                                       511,227 (2)                        3.3%
Jack Calderon**                                        241,448 (3)                        1.5%
James A. Doran**                                        36,700 (4)(5)                        *
Richard L. Monfort**                                   753,750 (5)(6)                     4.8%
Robert K. McNamara                                      35,250 (7)                           *
Masoud S. Shirazi                                       48,550 (5)(8)                        *
Charles E. Hewitson**                                1,595,843 (9)                       10.3%
August P. Bruehlman**                                   72,133 (10)                          *
Allen S. Braswell, Jr.**                             1,794,381 (11)                      11.5%
Robert Monaco**                                        640,000                            4.1%
Chuck Tillett**                                         30,000 (12)                          *
Val M. Avery**                                          14,000 (13)                          *
Jeffrey W. Goettman                                  3,093,154 (14)                      16.6%
John C. Walker                                              -- (15)                          0
Deltec Asset Management Corporation                  1,379,740 (16)                       8.9%
Dimensional Fund Advisors                            1,112,700 (17)                       7.2%
Thayer-BLUM Funding, L.L.C.                          3,093,154 (18)                      16.6%

All directors and executive officers as a
group, including persons named above
(14 persons)                                         8,866,436(19)                      46.4%

---------------------
*      Less than one percent.
** The address of each of these persons is 9351 Grant Street, Sixth Floor, Denver, Colorado 80229.

(1) Based solely upon reports of beneficial ownership required to be filed with the Securities and Exchange Commission pursuant to Rule 13d-1 under the Securities and Exchange Act of 1934, the Company does not believe that any other person beneficially owned, as of March 31, 2000, greater than five percent of the outstanding common stock.

(2) Includes 10,250 shares of common stock that are subject to currently exercisable options under the Company's Stock Option Plan for Non-Employee Directors. Options held by such director for an additional 375 shares vest each month until March 2001 under such plan. Also includes 289,551 shares of common stock that are held by Lucille Reid, Gerald, R. Reid's wife.

(3) Includes 117,941 shares of common stock subject to currently exercisable, non-qualified options granted in connection with the commencement of Mr. Calderon's employment and 112,307 shares of common stock subject to currently exercisable options granted pursuant to the Company's Equity Incentive Plan.

(4 Includes 15,750 shares of common stock that are subject to currently exercisable options under the Company's Equity Incentive Plan.

(5) Includes 20,250 shares of common stock that are subject to currently exercisable options under the Company's Stock Option Plan for Non-Employee Directors. Options for an additional 375 shares vest until March 2001 under such plan.

(6) Includes 271,500 shares held by the Monfort Family Partnership, 250,000 shares held by Rick Montera and Kay Montera JTWROS, 125,000 shares of common stock owned by a partnership in which Mr. Monfort is the principal investor and 87,000 shares of Common Stock owned by three of Mr. Monfort's minor children.

(7) Mr. McNamara's address is Broadview International, LLC, One Bridge Plaza, Fort Lee, NJ 07024. Includes 20,250 shares of common stock that are subject to currently exercisable options under the Company's Stock Option Plan for Non-Employee Directors. Options held by such director for an additional 333 shares vest each month until May 2000 under such plan. Thereafter options for an additional 250 shares vest until March 2001 under such plan. Also includes 15,000 shares of common stock owned jointly with Irene Z. McNamara, Mr. McNamara's wife.

(8) Mr. Shirazi's address is Shirazi & Associates, Inc., 1770 25th Avenue, #302, Greeley, CO 80634. Includes 300 shares of common stock owned by several of Mr. Shirazi's minor children.

(9) Includes 10,250 shares of common stock that are subject to currently exercisable options under the Company's Stock Option Plan for Non-Employee Directors. Options held by such director for an additional 375 shares vest each month until March 2001 under such plan. Also includes 528,531 shares of common stock owned by Matthew Hewitson and 528,531 shares of common stock owned by Gregory Hewitson, brothers of Charles Hewitson. Charles Hewitson disclaims beneficial ownership of the shares of common stock owned by Matthew Hewitson and Gregory Hewitson.

(10) Includes 71,633 shares subject to currently exercisable options granted under the Company's Equity Incentive Plan.

(11) Includes 369,442 shares held by the Allen S. Braswell, Jr. EFTC Family Limited Partnership, of which Allen S. Braswell Jr and his spouse, Alma L. Braswell, are the general partners, 11,000 shares held by the Allen S. Braswell, Sr. Trust, of which Allen S. Braswell, Sr., Allen S. Braswell, Jr.'s father, is the trustee, 343,735 shares held by the Allen S. Braswell, Jr. and Alma L. Braswell JTWROS, 4,000 shares held by the Allen S. and Alma
     L. Braswell Family Limited Partnership, 35,000 shares held by Circuit Test International, LP, of which Braswell Investment Corporation (Allen S., Braswell, Jr. is President) is a general partner and 1,031,204 shares held by Braswell GRIT Limited Partnership of which Braswell Investment Corporation (Allen S., Braswell, Jr. is President) is a general partner.

(12) Includes 30,000 shares of common stock subject to currently exercisable options granted under the Company's Equity Incentive Plan.

(13) Includes 14,000 shares of common stock subject to currently exercisable options granted under the Company's Equity Incentive Plan.

(14) Mr. Goettman's address is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington D.C. 20004. Includes 3,093,154 shares of common stock subject to exercise of the warrant issued to Thayer-BLUM Funding. See Note 18 below.

(15) Mr. Walker's address is 909 Montgomery Street, Suite 400, San Francisco, CA. 94133. Mr. Walker is a partner in RCBA Strategic Partners, L.P. See
     Note 18 below.

(16) The address of Deltec Asset Management Corporation is 645 Fifth Avenue, New York, NY 10022. Deltec reported shared dispositive power and shared voting power with regard to 1,379,740 shares of common stock.

(17) The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(18) Thayer-BLUM Funding was formed to hold securities of the Company. Includes 3,093,154 shares of common stock which may be purchased upon exercise of the warrant issued to Thayer-BLUM Funding. This warrant is not currently exercisable. A Schedule 13D relating to this issuance was jointly filed by Thayer-BLUM Funding, L.L.C., a Delaware limited liability company (the "Purchaser"), Thayer Equity Investors IV, L.P., a Delaware limited partnership, TC Equity Partners IV, L.L.C., a Delaware limited liability company, TC Manufacturing Holdings, L.L.C., a Delaware limited liability company, TC Co-Investors IV, LLC, a Delaware limited liability company, TC Management Partners IV, L.L.C., a Delaware limited liability company (together each of Thayer Equity Investors IV, L.P., TC Equity Partners IV, L.L.C., TC Manufacturing Holdings, L.L.C., TC Co-Investors IV, LLC, and TC Management Partners IV, L.L.C., the "Thayer Entities"), RCBA Strategic Partners, L.P., a Delaware limited partnership, BLUM Capital Partners, L.P., a California limited partnership, Richard C. Blum & Associates, Inc., a California corporation, RCBA GP, L.L.C., a Delaware limited liability company (together each of RCBA Strategic Partners, L.P., BLUM Capital Partners, L.P., Richard C. Blum & Associates, Inc., and RCBA GP, L.L.C. the "BLUM Entities") and Frederic V. Malek, Carl J. Rickertsen, Jeffrey W. Goettman, Susan Gallagher and Richard C. Blum as individuals (the "Individuals") (each of the Purchaser, the Thayer Entities, the BLUM Entities, and the Individuals a "Reporting Person" and taken together the "Reporting Persons"). The principal business offices of each of Purchaser, the Thayer Entities, and Frederic V. Malek, Carl J. Rickertsen, Jeffrey W. Goettman and Susan Gallagher is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington D.C. 20004. The business address of each of the BLUM Entities and Richard C. Blum is 909 Montgomery Street, Suite 400, San Francisco, CA. 94133. Thayer Equity Investors IV, L.P. and TC Manufacturing Holdings, L.L.C. are members of Thayer-BLUM Funding, L.L.C. TC Equity Partners IV, L.L.C. is the general partner of Thayer Equity Investors IV, L.P. TC Co-Investors IV, LLC is the managing member of TC Manufacturing Holdings, L.L.C. TC Management Partners IV, L.L.C. is the managing member of TC Co-Investors IV, LLC. RCBA Strategic Partners, L.P. is a member of Thayer-BLUM Funding, L.L.C. RCBA GP, L.L.C. is the general partner of RCBA Strategic Partners, L.P. Each of Frederic V. Malek, Carl J. Rickertsen, Jeffrey W. Goettman and Susan Gallagher are members of TC Management Partners IV, L.L.C. and TC Equity Partners IV, L.L.C. Each of the Reporting Persons reported shared dispositive power and shared voting power as to the 3,093,154 shares of common stock issuable upon exercise of the warrant.

(19) Of such 8,866,436 shares, as of March 31, 2000, 463,131 represent shares of common stock subject to options that are currently exercisable or, within 60 days of March 31, 2000, will become exercisable and 3,093,154 shares represent shares issuable upon exercise of the warrant issued to Thayer-BLUM Funding. This warrant is not currently exercisable.

             Item 13. Certain Relationships and Related Transactions

Employment Agreements

         The Company has entered into employment agreements with certain of its current employees and former employees, including Messrs. Braswell, Calderon, Fuhlendorf and Monaco.

         Braswell Employment Agreement. Mr. Braswell's agreement provided for him to be employed for a term of three years, expiring on September 30, 2000, at a base salary of $175,000. Mr. Braswell's employment agreement with the Company terminated on August 31, 1999 in connection with his accepting employment with Jabil Global Services, a subsidiary of Jabil Circuit, Inc., after the sale of the Company's EFTC Services Group to Jabil. Mr. Braswell served as President of EFTC Services Group prior to its acquisition by Jabil.

         Calderon Employment Agreement. Mr. Calderon's agreement provides for him to be employed in his current position for a term of approximately three and one-half years ending December 31, 2001 which then automatically extends for 90-day periods until terminated. Mr. Calderon's agreement provides for a base salary of $300,000 for the year ended December 31, 1999 and a base salary of $350,000 for the remaining term of the employment agreement. The Company may terminate such employment agreement with or without cause. In case of a termination without cause, however, the Company must continue the terminated employee's salary and benefits for a severance period of one year. Mr. Calderon's agreement also provides for his salary and benefits to continue for twelve months after termination of employment if the employment agreement expires, and Mr. Calderon does not remain an employee of the Company. Mr. Calderon's agreement also provided for the Company to grant to Mr. Calderon non-qualified stock options to purchase 350,000 shares of common stock at an exercise price of $16.00. Mr. Calderon elected to reprice such options in December 1998. Such options vest in 10% increments upon the common stock of the Company achieving certain trading levels above the exercise price.

         Fuhlendorf Employment Agreement. Mr. Fuhlendorf's employment agreement had provided for him to be employed in his current capacity, for an initial term of three years, which ended in March 1997, automatically extended for 90-day periods until terminated. Mr. Fuhlendorf resigned from his position with the Company, effective March 27, 2000.

         Monaco Employment Agreement. The Company had an employment agreement with Mr. Monaco which provided for him to be employed in his current capacity as General Manager of Personal

Electronics at a base salary of $125,000 for an initial term of two years. This contract expired on March 31, 2000 and the parties are currently in the process of negotiating a new employment agreement.

Compensation of Directors

         Directors who are not also employees of the Company receive $1,000 for each quarter in which the director attended a meeting in person and $250 per additional Board or committee meeting attended in person, unless such committee meeting is held in conjunction with a meeting of the full Board of Directors. Directors who are also employees of the Company receive no additional compensation for serving as directors. The Company reimburses all of its directors for reasonable travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors or committees of the Board of Directors. The Company has established a Stock Option Plan for Non-Employee Directors (the "Director Plan"). Under the Director Plan, the Company makes grants of stock options to purchase shares of common stock to new directors. Options granted under the Director Plan have an exercise price equal to the fair market value of the common stock on the date of grant, are subject to certain vesting periods and expire 10 years following the date of grant.

Other Transactions

         In addition, the information set forth above under the caption "Compensation Committee Interlocks and Insider Partnerships" is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 1st day of May, 2000.

                                    EFTC CORPORATION, a Colorado corporation

                                    By: /s/ Jack Calderon
                                        Jack Calderon
                                        Chief Executive Officer