Form 10-Q
period 2000-03-31
EFTC CORP/
filed 2000-05-15
CIK 916797

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:    MARCH 31, 2000
                                    --------------

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________

                         Commission file number: 0-23332

                                EFTC CORPORATION

             (Exact name of registrant as specified in its charter)

             Colorado                                          84-0854616
             --------                                          ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01                        15,543,489 shares
-----------------------------                        -----------------
   (Class of Common Stock)                    (Outstanding at April 30, 2000)

                                EFTC CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION                                         Number(s)

Item 1.       Unaudited Financial Statements
               Consolidated Balance Sheets-
                 March 31, 2000 and December 31, 1999                        3-4
               Consolidated Statements of Operations-
                 Three Months Ended March 31, 2000 and 1999                    5
               Consolidated Statements of Cash Flows-
                 Three Months Ended March 31, 2000 and 1999                  6-7
               Notes to Consolidated Financial Statements                   8-11
Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
               General                                                        12
               Results of Operations                                       13-14
               Liquidity and Capital Resources                             15-17
               Special Note Regarding Forward-looking Statements              18
Item 3.      Quantitative and Qualitative Disclosures about Market Risk       18

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                                19
Item 2.      Changes in Securities                                            19
Item 3.      Defaults Upon Senior Securities                                  19
Item 4.      Submission of Matters to a Vote of Security Holders              19
Item 5.      Other Information                                                19
Item 6       Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                    20
                                   ----------


                           EFTC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands, Except Per Share Amounts)

  ASSETS                                                                                      March 31,             December 31,
  ------                                                                                        2000                    1999
                                                                                                ----                    ----
Current Assets:
     Cash and equivalents                                                                      $  3,819            $    716
     Trade receivables, net of allowance for doubtful
       accounts of $2,438 and $3,689, respectively                                               25,742              26,094
     Income taxes recievable                                                                      2,122               2,106
     Inventories, net                                                                            69,958              60,167
     Prepaid expenses and other                                                                   3,266               2,795
                                                                                               --------            --------
            Total Current Assets                                                                104,907              91,878
                                                                                               --------            --------
Property, Plant and Equipment, at cost:

     Leasehold improvements                                                                       2,744               2,797
     Buildings and improvements                                                                   2,064               1,172
     Manufacturing machinery and equipment                                                       13,733              16,496
     Furniture, computer equipment and software                                                  13,437              12,726
                                                                                               --------            --------
         Total                                                                                   31,978              33,191
     Less accumulated depreciation and amortization                                              (9,900)             (9,614)
                                                                                               --------            --------
            Net Property, Plant and Equipment                                                    22,078              23,577
                                                                                               --------            --------
Intangible and Other Assets:
     Goodwill, net of accumulated amortization
       of $824 and $758, repectively                                                              7,197               7,264
     Intellectual property, net of accumulated amortization
       of $867 and $699, repectively                                                              4,121               4,289
     Debt issuance costs, net of accumulated amortization
       of $-0- and $97, respectively                                                              2,892                 460
     Inventories, deposits and other                                                              5,388               3,661
                                                                                               --------            --------
            Total Intangible and Other Assets                                                    19,598              15,674
                                                                                               --------            --------
                                                                                               $146,583            $131,129
                                                                                               ========            ========

                 The Accompanying Notes Are an Integral Part of
                    These Consolidated Financial Statements.


                           EFTC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, Continued
                   (Dollars in Thousands, Except Per Share Amounts)

                         LIABILITIES AND SHAREHOLDERS' EQUITY                               March 31,             December 31,
                         ------------------------------------                                 2000                    1999
                                                                                              ----                    ----
Current Liabilities:
     Current maturities of long-term debt- related party                                     $      -              $   5,018
     Accounts payable                                                                          56,286                 46,985
     Accrued compensation and benefits                                                          3,939                  4,993
     Other accrued liabilities                                                                 10,335                  8,650
                                                                                             --------              ---------
            Total Current Liabilities                                                          70,560                 65,646

Long-term Liabilities:

     Long-term debt, net of current maturities:

         Related parties                                                                        3,000                  4,792
         Banks                                                                                      -                 33,184
         Exchangeable Notes                                                                    54,000                      -
     Other                                                                                      7,309                  6,229
                                                                                             --------              ---------
            Total Liabilities                                                                 134,869                109,851

Shareholders' Equity:

     Preferred stock, $.01 par value. Authorized

         5,000,000 shares; none issued                                                              -                      -
     Common stock, $.01 par value. Authorized 45,000,000 shares;
          issued and outstanding 15,543,000 shares                                                155                    155
     Additional paid-in capital                                                                92,528                 91,992
     Accumulated deficit                                                                      (80,969)               (70,869)
                                                                                             --------              ---------
            Total Shareholders' Equity                                                         11,714                 21,278
                                                                                             --------              ---------
                                                                                            $ 146,583              $ 131,129
                                                                                            =========              =========

                 The Accompanying Notes Are an Integral Part of
                    These Consolidated Financial Statements.


                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Quarters Ended March 31, 2000 and 1999
                (Dollars In Thousands, Except Per Share Amounts)
                                                                                   2000                  1999
                                                                                   ----                  ----
Net Sales                                                                      $    63,526              $   54,324
Cost of Goods Sold                                                                  62,197                  47,064
                                                                               -----------              ----------
         Gross profit                                                                1,329                   7,260

Operating Costs and Expenses:
     Selling, general and administrative                                             4,848                   6,007
     Goodwill amortization                                                              67                     391
     Recapitalization transaction costs                                              4,874                       -
                                                                               -----------              ----------
         Total operating costs and expenses                                          9,789                   6,398
                                                                               -----------              ----------
         Operating income (loss)                                                    (8,460)                    862

Other Income (Expense):
     Interest expense                                                               (1,608)                 (1,264)
     Loss on sale of property, plant and equipment                                      (2)                      -
     Other, net                                                                        (30)                     38
                                                                               -----------              ----------
         Loss before income taxes                                                  (10,100)                   (364)
Income Tax Benefit                                                                       -                      35
                                                                               -----------              ----------
         Net loss                                                              $   (10,100)             $     (329)
                                                                               ===========              ==========
Net Loss Per Share:
     Basic                                                                     $     (0.65)             $    (0.02)
                                                                               ===========              ==========
     Diluted                                                                   $     (0.65)             $    (0.02)
                                                                               ===========              ==========

Weighted Average Shares Outstanding:
     Basic                                                                      15,543,000              15,543,000
                                                                               ===========              ==========
     Diluted                                                                    15,543,000              15,543,000
                                                                               ===========              ==========

                 The Accompanying Notes Are an Integral Part of
                    These Consolidated Financial Statements.


                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Quarters Ended March 31, 2000 and 1999
                             (Dollars in Thousands)
                                                                          2000                1999
                                                                          ----                ----
Cash Flows from Operating Activities:
     Net loss                                                           $ (10,100)         $  (329)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
       Depreciation and amortization                                        1,700            1,595
       Amortization of debt issuance costs                                    474                -
       Deferred income tax benefit                                              -              (17)
       Provision for excess and obsolete inventories                        1,031                -
       Provision for doubtful accounts receivable                             321                -
       Loss on sale of property, plant and equipment                            2                -
       Fair value of common stock warrants issued for services                210                -
       Changes in operating assets and liabilities, excluding
        effects of sale of assets:
         Decrease (increase) in:
           Trade receivables                                                   31           (1,128)
           Inventories                                                    (25,934)             828
           Income taxes receivable                                            (16)               -
           Prepaid expenses and other                                       1,040              571
         Increase (decrease) in:
           Accounts payable                                                 4,491           (2,298)
           Accured compensation and benefits                               (1,054)               -
           Other accrued liabilities                                        5,925                -
                                                                         --------          -------

           Net cash used by operating activities                          (21,879)            (778)
                                                                         --------          -------
Cash Flows from Investing Activities:

     Proceeds from sale of assets                                          12,740                -
     Payment of commissions related to sale of division                      (100)               -
     Capital expenditures                                                  (1,170)          (2,250)
                                                                         --------          -------
           Net cash provided (used) by investing activities                11,470           (2,250)
                                                                         --------          -------
Cash Flows from Financing Activities:

     Payments for debt issuance costs                                        (165)               -
     Proceeds from long-term debt                                         121,861            4,143
     Principal payments on long-term debt                                (108,184)            (875)
                                                                         --------          -------
           Net cash provided by financing activities                       13,512            3,268
                                                                         --------          -------
           Net increase in cash and equivalents                             3,103              240

Cash and  Equivalents:

     Beginning of period                                                      716              623
                                                                         --------          -------
     End of period                                                        $ 3,819            $ 863
                                                                         ========          =======

                 The Accompanying Notes Are an Integral Part of
                    These Consolidated Financial Statements.


                        EFTC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                     Quarters Ended March 31, 2000 and 1999
                             (Dollars in Thousands)

                                                                             2000                  1999
                                                                             ----                  ----
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                                 $ 1,416              $ 1,275
                                                                            ========             =======
     Cash paid for income taxes                                                 $ -                  $ -
                                                                            ========             =======
Supplemental Schedule of Non-cash Investing and
     Issuance of warrants to purchase common stock
       for debt issuance costs                                                $ 326                  $ -
                                                                            ========             =======
     Proceeds from sale of assets placed in escrow
       account                                                                $ 500                  $ -
                                                                            ========             =======

                 The Accompanying Notes Are an Integral Part of
                    These Consolidated Financial Statements.

                                EFTC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands, Except Per Share Amounts)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Earnings Per Share

Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted Earnings Per Share are the same for the quarters ended March 31, 2000 and 1999, as all potential common shares were antidilutive.

3.   Inventories

Inventories at March 31, 2000 and December 31, 1999 consist of the following:

                                                        2000            1999
                                                        ----            ----

Purchased parts and completed subassemblies, net     $ 54,651       $ 43,971
Work-in-process                                        12,371         13,317
Finished goods                                          2,936          2,879
                                                  ------------      ----------
                                                     $ 69,958       $ 60,167
                                                  ============      ==========

At March 31, 2000 and December 31, 1999, the Company classified "life time buy" inventories of approximately $4.9 million and $3.1 million, respectively, as other assets.

                                EFTC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands, Except Per Share Amounts)

4.     Restructuring and Sale of Assets

Since the fourth quarter of 1998, the Company has taken actions to increase capacity utilization through the closure of two facilities and the sale of substantially all of the assets at two other divisions. The aggregate operating results for these divisions, derived from the Company's divisional accounting records (excluding corporate costs, interest expense and income taxes), for the three months ended March 31, 2000 and 1999 are summarized as follows:


                                                     2000              1999
                                                     ----              ----
  Net sales                                       $ 14,510           $  35,467
  Cost of goods sold                                15,429              31,530
                                                 ------------     -------------
       Gross profit (loss)                        $   (919)          $   3,937
                                                 ============     =============

  Selling, general and administrative             $   (682)           $  (2,023)
                                                 ============     =============

  Goodwill amortization                           $     --           $    (324)
                                                 ============     =============

Management estimates that approximately $11,000 of the net sales in 2000 ($14,000 in 1999) shown above relate to customers who have agreed to transition the manufacture of their products to other facilities operated by the Company. Presented below is a description of each division that was impacted by a sale or restructuring.

Sale of Tucson Assets. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility located in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for a purchase price of $13,240. The Company recognized a $1,200 impairment charge in the fourth quarter of 1999 related to property and equipment at the Tucson facility.

Southeast Operations. On September 30, 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. In connection with the restructuring, the Company recognized a charge of approximately $700 for severance costs related to approximately 200 employees who were terminated by April 2000. The unpaid portion of the severance provision amounted to $100 at March 31, 2000 and is included in accrued compensation and benefits in the accompanying balance sheet. During the first quarter of 2000, the Company recognized charges totaling $950 for retention bonuses, relocation costs and other closure activities.

Management expects the Company will incur additional charges of $300 in the second quarter of 2000 for closure activities. It is expected that the closure will be substantially complete by the end of the second quarter.

                                EFTC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands, Except Per Share Amounts)

Sale of Services Division. On September 1, 1999, the Company sold the Services Division for approximately $28,000. In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ending August 31, 2000 related to the division sold are in excess of $4,455 ("Target Earnings"), the Company will be entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings are less than Target Earnings, the Company will be required to refund an amount equal to three times the difference. The maximum amount that either party would be required to pay under the EC is $2,500; accordingly, the Company has deferred recognition of $2,500 of the consideration subject to the EC. This amount is included in other accrued liabilities in the accompanying balance sheet.

Rocky Mountain Operations. In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. At March 31, 2000, all of the restructuring costs had been paid and no accrual was remaining related to these restructuring activities.

 5.    Debt Financing

At March 31, 2000 and December 31, 1999, long-term debt consists of the following:

                                                                            2000                1999
                                                                            ----                ----

  Unsecured Senior Subordinated  Exchangeable Notes,  interest at 15%,
  due June 2006                                                              $ 54,000                $   --

  Note  payable to  director,  interest at 10%,  unsecured,  due March
  2004                                                                          3,000                 5,000

  Note payable to bank under revolving line of credit, interest at the prime rate (9.0% at March 31, 2000) plus .5%, collateralized by
  substantially all assets, due March 2003                                         --                    --

  Note payable to Bank Group under revolving line of credit, interest at theprime rate plus 2.25%, collateralized by substantially all
  assets, paid in March 2000                                                       --                33,184

  Note payable to director, interest at LIBOR plus 2%,
  annual principal payments of $50, due December 2002, unsecured,
  net of discount of $90, paid in March 2000                                       --                 4,810
                                                                        --------------    ------------------
            Total                                                              57,000                42,994
            Less current maturities                                                --                (5,018)
                                                                        --------------    ------------------
                      Long-term debt, less current maturities                $ 57,000             $  37,976
                                                                        ==============    ==================


                                EFTC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in Thousands, Except Per Share Amounts)

Recapitalization. On March 30, 2000, the Company entered into an agreement with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer Equity Investors IV, L.P. ("Thayer") and BLUM Capital Partners, L.P. ("BLUM"), involving a recapitalization of the Company. The recapitalization agreement provided for Thayer-BLUM Funding to invest a total of $54,000 in Senior Subordinated Exchangeable Notes ("Exchangeable Notes") and to subsequently undertake a tender offer for up to 8,250,000 shares of the Company's currently outstanding common stock at a price of $4.00 per share. Thayer-BLUM Funding received the right to appoint two new members to the Company's board of directors.

The Exchangeable Notes initially provide for a paid in kind interest rate of 15% and are accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, upon shareholder approval of this transaction and assuming that the tender offer is consummated with at least 500,000 shares being purchased therein, the warrants will not become exercisable and will expire. Accordingly, no value was assigned to the warrants since they are never expected to become exercisable. Additionally, the Exchangeable Notes will be replaced with Senior Subordinated Convertible Notes ("Convertible Notes") upon receipt of shareholder approval and consummation of the tender offer for at least 500,000 shares. The Convertible Notes will provide for interest at 8.875%, payable in kind. The Convertible Notes may be converted into the Company's common stock at $2.58 per share, subject to adjustment. Conversion of the notes will occur at the election of the holders or if EFTC's common stock trades above $7.50 per share for 45 consecutive trading days. Commencing on March 30, 2003, the Convertible Notes will automatically convert if the Company's common stock trades above $4.25 per share for 45 consecutive trading days. Finally, Thayer-BLUM Funding will have the right to appoint a majority of the members of the Company's board of directors and will have the right to approve any significant financings, acquisitions and dispositions.

If shareholders do not approve the transaction or if less than 500,000 shares are purchased in the tender offer, then the warrants will remain in place and the interest rate on the Exchangeable Notes will increase to 20%. The maturity date of the Exchangeable Notes is June 2006. Interest would be compounded quarterly and will accrue and be added to the principal amount of the Exchangeable Notes or be payable in additional Exchangeable Notes, at the option of the Company.

Refinancing of Debt. On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45,000 revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and eligible inventory, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. No amounts were outstanding under the revolving credit agreement as of March 31, 2000.

On March 30, 2000, the Company also repaid outstanding notes payable in the aggregate principal amount of $6,810 (net of discount) to a director of the Company. The Company and director amended the terms of the remaining outstanding debt to provide for a new unsecured note in the principal amount of $3,000 that bears interest at 10% and is due March 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information set forth below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. See "Special Note Regarding Forward-Looking Statements" below.

General

         The Company is a leading independent provider of high-mix electronic manufacturing services to original equipment manufacturers (OEMs) in the avionics, medical, communications, industrial instruments and controls, and computer-related products industries. The Company's manufacturing services consist of assembling complex printed circuit boards, cables, electro-mechanical devices, and finished products.

         Although management does not believe that the Company's business is affected by seasonal factors, the Company's sales and earnings typically vary from quarter to quarter due to a variety of factors. Some of the factors that impact quarterly results of operations include the level and timing of customer orders and the mix of turnkey and consignment orders. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in the customer's manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on the Company's quarterly results of operations. Other factors affecting the Company's quarterly results of operations may include, among other things, the Company's performance under the long-term supply agreement with Honeywell, price competition, disposition of divisions and closure of operating units, the ability to obtain inventory from its suppliers on a timely basis, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company through managing inventories and other assets, the timing of expenditures in anticipation of increased sales, and fluctuations in the cost of components or labor. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter of the year.

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

Results of Operations

         The following table sets forth certain operating data as a percentage of net sales:

                                            Quarter Ended March 31,
                                        --------------------------------
                                            2000              1999
                                            ----              ----
Net sales                                  100.0%            100.0%
Cost of goods sold                          97.9%             86.7%
                                        --------------    --------------
       Gross profit                         2.1%              13.3%

Selling, general and administrative         7.6%              11.0%
Recapitalization transaction costs          7.7%               --
Goodwill amortization                       0.1%              0.7%
                                        --------------    --------------
       Operating income (loss)             (13.3%)            1.6%
                                        ==============    ==============

         Net Sales. Net sales for 2000 were $63.5 million compared to $54.3 million in 1999, which is a increase of 16.9%. The Company has experienced major changes in its customers and facilities since the beginning of 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities have been sold or will be closed by the second quarter of 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell in connection with the long-term supply agreement entered into in March 1999 that offset the loss of revenue from other divisions. The Company's sales for the first quarter of 2000 include approximately $22.4 million of revenue under the Honeywell agreement. However, this increased revenue was offset by the loss of revenue from the Services division that was sold on September 1, 1999, and the Tucson assets that were sold on February 17, 2000. The combined impact of the sale of the Services division and the Tucson assets resulted in a decrease in revenue for the quarter ended March 31, 2000 of $13 million compared to the same period in 1999.

         Gross Profit (Loss). The Company had gross profit of 2.1% in 2000 compared to gross profit of 13.3% in the first quarter of 1999. The decrease in gross profit during the first quarter of 2000 is primarily attributable to the sale of assets and closure of four divisions as discussed in Note 4 to the financial statements. The four facilities subject to sale or closure accounted for $3.9 million of gross profit during the first quarter of 1999 compared to a loss of $0.9 million (primarily due to retention bonuses and other costs related to the closure of the Company's Southeast operations) in the first quarter of 2000. The aggregate impact on gross profit was nearly $4.9 million between the two quarters. The decrease in gross profit during the first quarter of 2000 was also negatively impacted by $0.8 million related to the transition of additional manufacturing services under the Honeywell agreement during February and March of 2000.

         During 1999, margins were negatively impacted by charges of $0.8 million that were included in cost of goods sold due to inventory allowances and operating charges related to the closure of the Greeley facility. The Greeley facility was sold in the fourth quarter of 1999 and, accordingly, there were no charges included in first quarter of 2000 results for this facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") decreased 19.3% to $4.8 million in 2000 compared to $6.0 million in the quarter ended March 31, 1999. SG & A expenses for the quarter ended March 31, 2000, included approximately $0.1 million for retention bonuses and salaries of administrative employees performing exit activities in connection with the closure of the Southeast operations. SG & A expense for the quarter ended March 31, 1999 included increased costs of infrastructure added in the second half of 1998, including sales and marketing resources, and added costs associated with operations, quality and information technology. The primary costs associated with these functions related to compensation costs.

         Recapitalization Transaction Costs. In connection with the recapitalization discussed in Note 5 to the financial statements, the Company incurred charges totaling $4.9 million for financial advisor fees, a fee paid to Thayer-BLUM Funding, and due diligence costs for legal, accounting and management consultants. The Company capitalized costs associated with the Senior Subordinated Exchangeable Notes and the new revolving credit agreement, and all other costs were charged to operations during the quarter ended March 31, 2000. Management expects that the Company will incur additional costs related to a special shareholders' meeting and the tender offer of approximately $300,000 during the second quarter of 2000.

         Goodwill Amortization. Goodwill amortization for the first quarter of 2000 amounted to $0.1 million compared to $0.4 million in the first quarter of 1999. The decrease in 2000 was attributable to the sale of the Services Group on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the loss on sale of the Services Group.

         Interest Expense. Interest expense increased 27.2% to $1.6 million in the first quarter of 2000 compared to $1.3 million in the same quarter of 1999. The increase in 2000 was primarily attributable to an increase in amortization of debt issuance costs of approximately $350,000. This increase was attributable to accelerated amortization of debt issuance costs and additional costs incurred in connection with amendments to the credit agreement. Interest expense was also negatively impacted in 2000 by increases in the prime rate, as well as increases in the rate charged by the Company's lenders. However, the Company's overall debt level was lower in 2000, which otherwise offset the increased interest costs for the first quarter of 2000 compared to the first quarter of 1999.

         Substantially higher interest costs are expected in the second quarter of 2000 since the Company expects to have a debt balance that will be more than double the average balance during the first quarter of 2000. Additionally, the $54 million of Exchangeable Notes will provide for interest at 15% until receipt of shareholder approval, at which time the interest rate would be reduced to 8.875%. However, if shareholder approval is not received, the interest rate will increase to 20%.

         Income Tax Benefit Due to significant net losses in 1999 and the first quarter of 2000, the Company recorded a valuation allowance for all of its net deferred tax assets. Management does not expect that a tax provision will be necessary if the Company generates earnings in 2000, since a significant net operating loss carryforward is available for income tax purposes. However, this carryforward may be subject to reduction or limitation as a result of changes in ownership or certain consolidated return filing regulations.

Liquidity and Capital Resources

         Working Capital and Operating Cash Flows. At March 31, 2000, working capital totaled $34.3 million compared to $26.2 million at December 31, 1999. The increase in working capital during the first quarter of 2000 is primarily attributable to the issuance of $54 million in principal amount of the Exchangeable Notes discussed in Note 4 to the financial statements.

         During the remainder of 2000, management expects that sales will increase between 10% and 25% from first quarter levels as a result of additional orders placed under the Honeywell supply agreement. The expected impact of this increase in sales is an improvement in capacity utilization and a return to profitability. However, if the Company does not effectively manage the transition process related to this growth, the Company could experience continued adverse financial performance. Additionally, management expects that an increase in borrowings under the revolving credit agreement will be required to fund the higher levels of working capital associated with the anticipated increase in sales.

         Net cash used by operating activities for the quarter ended March 31, 2000 was $21.9 million compared to net cash used in operating activities of $0.8 million in 1999. During 2000, the Company incurred a significant operating loss that utilized approximately $6.4 million of cash. The Company also utilized cash of $24.9 million to fund an increase in inventories and other current assets. These amounts were partially financed by an increase in operating payables and other accrued liabilities of $9.4 million.

         Receivable turns (e.g., annualized sales divided by period end accounts receivable) increased to 9.9 for the quarter ended March 31, 2000 compared to
6.2 for the quarter ended March 31, 1999.

         Current inventories increased 16.3% to $70.0 million at March 31, 2000 from $60.2 million at December 31, 1999. Current inventory turns (i.e., annualized cost of sales divided by period end current inventory) for the three months ended March 31, 2000 indicate that the Company is turning its inventories
3.6 times per year. This is a decrease compared to the fourth quarter of 1999 when inventories were turning 3.8 times per year. Inventory turns in the first quarter of 2000 were negatively impacted by an increase in inventories of $25 million dollars in connection with preparation for increased business under the Honeywell agreement. Inventory turns were positively impacted by the non-operating sale of inventories for $12.0 million related to the Tucson facility assets. Exclusive of these two events, current inventory turns for the first quarter of 2000 would have been approximately 4.4 times.

         Cash Requirements for Investing Activities. The Company used cash for capital expenditures totaling $1.2 million in 2000 (primarily related to additional fit-up costs at the Company's new facility in Phoenix) compared with $2.3 million in the first quarter of 1999. During the first quarter of 2000, the Company also received net proceeds of $12.7 million related to the sale of assets to Honeywell at the Company's former facility in Tucson.

         Financing Sources and Related Activities.. In connection with the purchase of the Services Group and the assets located in Tucson and Fort Lauderdale, the Company entered into a credit facility on September 30, 1997 with a bank group led by Bank One, Colorado, N.A. This facility was refinanced with proceeds from the recapitalization described below.

         Sale/Leaseback Transaction. A director of the Company entered into a sale/leaseback transaction with the Company in December 1998. The Company sold two manufacturing facilities located in Newberg, Oregon and Tucson, Arizona to the director for $10.5 million. The director leased these manufacturing facilities back to the Company for a term of five years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the recharacterization of the lease from a capital lease to an operating lease. As such, the buildings and the related debt have been removed from the Company's balance sheet.

         Honeywell Supply Agreement. In March 1999, the Company entered into a long-term supply agreement with Honeywell International, Inc. While this contract provides a favorable source of revenue to the Company, it also requires significant amounts of working capital to finance the inventories and receivables, and the Company was required to incur significant costs for leasehold improvements and equipment at a new facility in Phoenix, Arizona. In order to respond to liquidity issues, the Company took a series of actions in 1999 that were designed to ultimately provide the necessary capital to meet existing obligations to suppliers and banks, and to have access to financing to meet the additional working capital requirements under the new Honeywell agreement. The first significant action after obtaining the Honeywell business was on September 1, 1999, when the Services Group was sold, resulting in net cash proceeds of $28.0 million. On September 30, 1999, the Company initiated the consolidation of its Ft. Lauderdale plant into three other EFTC facilities. In October 1999, the Company sold its facility in Greeley, Colorado for proceeds of $3.8 million.

         Issuance of Subordinated Notes and Warrants. A director of the Company purchased $15 million in aggregate principal amount of subordinated notes issued by the Company on September 9, 1997. The subordinated notes had a maturity date of December 31, 2002 and provided for interest at a variable rate (adjusted monthly) equal to 2.00% over the applicable LIBOR rate. The proceeds of these notes were used to acquire certain assets from Honeywell (formerly AlliedSignal, Inc.). In connection with the issuance of these subordinated notes, the Company issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $8.00 per share to the director. The warrants were exercised on October 9, 1997 resulting in net proceeds to the Company of $4.0 million. The Company prepaid $10.0 million of the outstanding principal amount of these notes early in December 1997 from the proceeds of a loan from the Company's senior lender. In connection with such prepayment, the Company agreed to pay a fee of approximately $325,000 to be paid in equal monthly installments until the maturity of the notes.

         In November 1999, the director purchased $5 million in aggregate principal amount of subordinated notes issued by the Company. These notes had a maturity date of March 31, 2000 and provided for interest at a rate of 10%. The proceeds of these notes were used for general operating purposes. In connection with the recapitalization transaction described below, the Company repaid the principal amount outstanding under both subordinated notes. In addition, the Company paid the remaining outstanding prepayment fee of approximately $150,000 due in connection with the prepayment of the September 1997 notes and a fee of $100,000 due upon maturity of the November 1999 note. In addition, the November note agreement was amended to provide for issuance of $3.0 million in aggregate principal amount of subordinated notes, with a maturity date of March 30, 2004 and bearing interest at 10%.

         Recapitalization. Beginning in September 1999, the Company began searching for debt and equity financing that would permit the Company to also attract a new senior lender to replace the existing bank group. As a result of these efforts, on March 30, 2000, the Company entered into an agreement (the "Recapitalization Agreement") with Thayer-BLUM Funding relating to a recapitalization of the Company. The Recapitalization Agreement provided for an initial investment of $54 million in Senior Subordinated Exchangeable Notes ("Exchangeable Notes") and Thayer-BLUM Funding will subsequently undertake a tender offer for up to 8,250,000 shares of the Company's currently outstanding common stock at a price of $4.00 per share. Thayer-BLUM Funding received the right to appoint two new members to the Company's board of directors.

         The Exchangeable Notes initially provide for a paid-in-kind interest rate of 15% and are accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, upon shareholder approval of this transaction and assuming that the tender offer is consummated with at least 500,000 shares being purchased therein, the warrants will not become exercisable and will expire. Accordingly, no value was assigned to the warrants since they are never expected to become exercisable. Additionally, the Exchangeable Notes will be replaced with Senior Subordinated Convertible Notes ("Convertible Notes") upon receipt of shareholder approval and consummation of the tender offer for at least 500,000 shares. The Convertible Notes will provide for interest at 8.875%, payable in kind. The Convertible Notes may be converted into the Company's common stock at $2.58 per share, subject to adjustment. Conversion of the notes will occur at the election of the holders or if EFTC's common stock trades above $7.50 per share for 45 consecutive trading days. Commencing on March 30, 2003, the Convertible Notes will automatically convert if the Company's common stock trades above $4.25 per share for 45 consecutive trading days. Finally, Thayer-BLUM Funding will have the right to appoint a majority of the members of the Company's board of directors and will have the right to approve any significant financings, acquisitions and dispositions.

         If shareholders do not approve the transaction or if less than 500,000 shares are purchased in the tender offer, then the warrants will remain in place and the interest rate on the Exchangeable Notes will increase to 20%. The maturity date of the Exchangeable Notes is June 2006. Interest would be compounded quarterly and will accrue and be added to the principal amount of the Exchangeable Notes or be payable in additional Exchangeable Notes, at the option of the Company.

         On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45 million revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and eligible inventory, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. No amounts were outstanding under the revolving credit agreement as of March 31, 2000.

         Based on the financing activities completed in March 2000, management believes the Company has adequate capital resources to fund working capital and other cash requirements during the remainder of 2000.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, prospects for achieving cost savings, increased capacity utilization, increased sales and improved profitability, and other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the loss of Honeywell as a customer or Honeywell's inability to pay, or inability or unwillingness to pay in a timely manner, its outstanding receivables held by the Company, the Company's ability to pay its suppliers in a timely manner, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component contract manufacturing industry, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in implementing the Company's new management information system, difficulties in managing the Company's growth or in integrating new businesses, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of Company facilities, the Company's success in limiting costs associated with such closures, the Company's ability to keep pace with technological developments, increases in interest rates (including the impact on the Exchangeable Notes if shareholders do not vote in favor of the recapitalization), governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission.

Quantitative and Qualitative Disclosures about Market Risk

         On March 30, 2000, the Company entered into a $45 million revolving line of credit with Bank of America, N.A. The interest rate on this loan is based either on the prime rate or LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that could impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $45 million, if interest rates were to increase or decrease by 1%, the result would be an annual increase or decrease in interest expense of approximately $450,000 under this loan.

         Depending on the outcome of the shareholder action related to the approval of the recapitalization, the $54 million of debt will bear interest at 8.875% (if shareholder approval is obtained) which would result in an annual expense of $4,859,000, or at 20% (if shareholder approval is not obtained) which would result in annual interest expense of $10,950,000.

                           PART II. OTHER INFORMATION

Legal Proceedings

         There have been no material developments in either of the two legal proceedings that were filed against the Company and certain of its offices, directors, and shareholders during September and October 1998 since the Company's Annual Report on Form 10-K filed on April 14, 2000.

Changes in Securities
         Not Applicable.

Defaults Upon Senior Securities
         Not Applicable.

Submission Of Matters To A Vote Of Security Holders
         Not Applicable.

Other Information
         Not Applicable.

Exhibits and Reports on Form 8-K
         (a).   Exhibits

         The following exhibits are filed with this report:

         Exhibit Number

               27.1 Financial Data Schedule

         (b).   Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EFTC CORPORATION
                                       ----------------
                                            (Registrant)


Date: May 15, 2000                     /s/ Jack Calderon
                                       -------------------------------------
                                       Jack Calderon
                                       Chairman and Chief Executive Officer

Date: May 15, 2000                     /s/ James A. Doran
                                       ------------------------------------
                                       James A. Doran
                                       Chief Accounting Officer