Form 10-Q
period 2000-06-30
EFTC CORP/
filed 2000-08-14
CIK 916797

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:    JUNE 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01                         15,543,489 shares
-----------------------------                         -----------------
   (Class of Common Stock)                     (Outstanding at August 8, 2000)

                                EFTC CORPORATION

                                    FORM 10-Q

                                      INDEX



                                                                           Page
PART I.  FINANCIAL INFORMATION                                         Number(s)

Item 1.       Unaudited Financial Statements

               Consolidated Balance Sheets-
                 June 30, 2000 and December 31, 1999                       3-4

               Consolidated Statements of Operations-
                 Three and Six Months Ended June 30, 2000 and 1999         5

               Consolidated Statements of Cash Flows-
                 Six Months Ended June 30, 2000 and 1999                   6-7

               Notes to Consolidated Financial Statements                  8-12

Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
               General                                                     13
               Results of Operations                                       14-18
               Liquidity and Capital Resources                             18-21
               Special Note Regarding Forward-looking Statements           21-22

Item 3.      Quantitative and Qualitative Disclosures about Market Risk    22

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                             23-24
Item 2.      Changes in Securities                                         24
Item 3.      Defaults Upon Senior Securities                               24
Item 4.      Submission of Matters to a Vote of Security Holders           24
Item 5.      Other Information                                             24
Item 6       Exhibits and Reports on Form 8-K                              25

SIGNATURES                                                                 26

Part I. Financial Information

Item 1. Financial Statements

                           EFTC CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                   (Dollars in Thousands, Except Per Share Amounts)

  ASSETS                                                                                     June 30,             December 31,
                                                                                              2000                    1999
                                                                                              -----                   -----
Current Assets:

     Cash and equivalents                                                                            $ 309                  $ 716
     Trade receivables, net of allowance for doubtful
       accounts of $1,948 and $3,689, respectively                                                  34,384                 26,094
     Income taxes receivable                                                                             -                  2,106
     Inventories, net                                                                               85,878                 60,167
     Prepaid expenses and other                                                                      2,306                  2,795
                                                                                        -------------------     ------------------
            Total Current Assets                                                                   122,877                 91,878
                                                                                        -------------------     ------------------
Property, Plant and Equipment, at cost:

     Leasehold improvements                                                                          3,775                  2,797
     Buildings and improvements                                                                      2,071                  1,172
     Manufacturing machinery and equipment                                                          14,307                 16,496
     Furniture, computer equipment and software                                                     12,121                 12,726
                                                                                        -------------------     ------------------
         Total                                                                                      32,274                 33,191
     Less accumulated depreciation and amortization                                                (11,492)                (9,614)
                                                                                        -------------------     ------------------
            Net Property, Plant and Equipment                                                       20,782                 23,577
                                                                                        -------------------     ------------------
Intangible and Other Assets:

     Goodwill, net of accumulated amortization
       of $891 and $758, respectively                                                                7,130                  7,264
     Intellectual property, net of accumulated amortization
       of $1,379 and $699, respectively                                                              3,609                  4,289
     Debt issuance costs, net of accumulated amortization
       of $151 and $97, respectively                                                                 2,963                    460
     Inventories, deposits and other                                                                 5,582                  3,661
                                                                                        -------------------     ------------------
            Total Intangible and Other Assets                                                       19,284                 15,674
                                                                                        -------------------     ------------------
                                                                                                 $ 162,943              $ 131,129
                                                                                        ===================     ==================


                          EFTC CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS, Continued

                   (Dollars in Thousands, Except Per Share Amounts)

                                                                                             June 30,             December 31,
                                                                                               2000                   1999
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                             ----                   ----

Current Liabilities:

     Current maturities of long-term debt - related party                                              $ -                $ 5,018
     Accounts payable                                                                               55,712                 46,985
     Accrued compensation and benefits                                                               5,465                  4,993
     Other accrued liabilities                                                                       5,769                  8,650
                                                                                        -------------------     ------------------
            Total Current Liabilities                                                               66,946                 65,646

Long-term Liabilities:

     Long-term debt, net of current maturities:
         Related parties                                                                             3,000                  4,792
         Banks                                                                                      30,813                 33,184
         Exchangeable Notes                                                                         54,000                      -
         Accrued interest- Exchangeable Notes                                                        2,093                      -
     Other                                                                                           7,405                  6,229
                                                                                        -------------------     ------------------
            Total Liabilities                                                                      164,257                109,851
                                                                                        -------------------     ------------------

Shareholders' Equity (Deficit):

     Preferred stock, $.01 par value. Authorized
         5,000,000 shares; none issued                                                                   -                      -
     Common stock, $.01 par value. Authorized 45,000,000 shares;
          issued and outstanding 15,543,000 shares                                                     155                    155
     Additional paid-in capital                                                                     92,528                 91,992
     Accumulated deficit                                                                           (93,997)               (70,869)
                                                                                        -------------------     ------------------
            Total Shareholders' Equity (Deficit)                                                    (1,314)                21,278
                                                                                        -------------------     ------------------
                                                                                                 $ 162,943              $ 131,129
                                                                                        ===================     ==================


                        EFTC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (Dollars In Thousands, Except Per Share Amounts)

                                                                  Quarter Ended June 30,              Six-months Ended June 30,
                                                                  2000              1999               2000               1999
                                                                  ----              ----               ----               ----

Net Sales                                                           $ 75,944          $ 54,692          $ 139,470         $ 109,016
Cost of Goods Sold                                                    76,220            52,833            138,417           101,015
                                                                    ---------         ---------         ----------        ----------
         Gross profit (loss)                                            (276)            1,859              1,053             8,001

Operating Costs and Expenses:

     Selling, general and administrative                               8,232             5,174             13,080            10,066
     Impairment of long-lived assets                                   1,662                 -              1,662                 -
     Goodwill amortization                                                67               391                134               782
     Recapitalization transaction costs                                    5                 -              4,879                 -
                                                                    ---------         ---------         ----------        ----------
         Total operating costs and expenses                            9,966             5,565             19,755            10,848
                                                                    ---------         ---------         ----------        ----------
         Operating loss                                              (10,242)           (3,706)           (18,702)           (2,847)

Other Income (Expense):

     Interest expense                                                 (2,780)           (1,334)            (4,388)           (2,598)
     Loss on sale of property, plant and equipment                        (8)                -                (10)                -
     Other, net                                                            2                52                (28)               90
                                                                    ---------         ---------         ----------        ----------
         Loss before income taxes                                    (13,028)           (4,988)           (23,128)           (5,355)

Income Tax Benefit                                                         -             1,996                  -             2,034
                                                                    ---------         ---------         ----------        ----------
         Net loss                                                  $ (13,028)         $ (2,992)         $ (23,128)         $ (3,321)
                                                             ================  ================   ================   ===============

Net Loss Per Share- Basic and Diluted                                $ (0.84)          $ (0.19)           $ (1.49)          $ (0.21)
                                                             ================  ================   ================   ===============
Weighted Average Shares Outstanding                               15,543,000        15,543,000         15,543,000        15,543,000
                                                             ================  ================   ================   ===============


                        EFTC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six-months Ended June 30, 2000 and 1999

                             (Dollars in Thousands)

                                                                                2000                  1999
                                                                                ----                  ----

Cash Flows from Operating Activities:

     Net loss                                                                    $ (23,128)             $ (3,321)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
       Depreciation and amortization                                                 4,057                 3,370
       Amortization of debt issuance costs                                             625                    58
       Deferred income tax benefit                                                       -                (2,052)
       Accrued interest on Exchangeable Notes                                        2,093                     -
       Provision for excess and obsolete inventories                                 2,930                      68
       Provision for doubtful accounts receivable                                      660                      27
       Impairment of long-lived assets                                               1,662                     -
       Loss on sale of property, plant and equipment                                    10                     -
       Fair value of common stock warrants issued for services                         210                     -
       Changes in operating assets and liabilities, excluding
        effects of sale of assets:
          Decrease (increase) in:
            Trade receivables                                                       (8,950)               (1,299)
            Inventories                                                            (43,360)                  330
            Income taxes receivable                                                  2,106                     -
            Prepaid expenses and other                                               1,749                (3,337)
          Increase (decrease) in:
            Accounts payable                                                         1,200                 2,427
            Accrued compensation and benefits                                          472                 2,643
            Other accrued liabilities                                               (1,205)                 (392)
                                                                                  ---------              --------
            Net cash used by operating activities                                  (58,869)               (1,478)
                                                                                  ---------              --------
Cash Flows from Investing Activities:

     Proceeds from sale of assets                                                   12,740                     -
     Payment of commissions related to sale of division                               (500)                    -
     Capital expenditures                                                           (3,322)               (8,185)
                                                                                  ---------              --------
            Net cash provided (used) by investing activities                         8,918                (8,185)
                                                                                  ---------              --------
Cash Flows from Financing Activities:

     Proceeds from long-term debt                                                  213,288                12,533
     Principal payments on long-term debt                                         (168,559)               (1,750)
     Payments for debt issuance costs                                               (2,712)                    -
     Net increase in checks outstanding                                              7,527                     -
     Payments under inventory financing arrangement                                      -                (1,600)
     Proceeds from exercise of stock options                                             -                     1
                                                                                  ---------              --------
            Net cash provided by financing activities                               49,544                 9,184
                                                                                  ---------              --------
            Net decrease in cash and equivalents                                      (407)                 (479)

Cash and  Equivalents:

     Beginning of period                                                               716                   623
                                                                                  ---------              --------
     End of period                                                                   $ 309                 $ 144
                                                                          =================     =================


                        EFTC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                     Six-months Ended June 30, 2000 and 1999

                             (Dollars in Thousands)

                                                                             2000                  1999
                                                                             ----                  ----

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                                     $ 1,906               $ 2,619
                                                                          =================     =================
     Refund received for income taxes                                           $ 2,106                   $ -
                                                                          =================     =================

Supplemental Schedule of Non-cash Investing and
  Financing Activities:

     Issuance of warrants to purchase common stock
       for debt issuance costs                                                    $ 326                   $ -
                                                                          =================     =================
     Proceeds from sale of assets placed in escrow
       account                                                                    $ 500                   $ -
                                                                          =================     =================

     Conversion of capital lease for property, plant and
       equipment to an operating lease                                              $ -              $ 10,240
                                                                          =================     =================


                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

At June 30, 2000, the Company had outstanding checks in excess of cash balances of $7,527, which is included in accounts payable in the accompanying balance sheet.

2.  Earnings Per Share


Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and Diluted Earnings Per Share are the same for the three and six-month periods ended June 30, 2000 and 1999, as all potential common share issuances were antidilutive.


3.   Inventories

Inventories at June 30, 2000 and December 31, 1999 consist of the following:

                                             2000                   1999
                                             ----                   ----

Purchased parts and completed
  subassemblies, net                          $ 66,353               $ 43,971
Work-in-process                                 17,592                 13,317
Finished goods                                   1,933                  2,879
                                         -------------          -------------
                                              $ 85,878               $ 60,167
                                         =============          =============

In connection with the long-term supply agreement with Honeywell, the Company has purchased certain "life time buy" inventories that are expected to be used over a period of several years Accordingly, at June 30, 2000 and December 31, 1999, the Company classified inventories of approximately $4,800 and $3,100, respectively, as other assets.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

4. Headquarters Relocation and Change in Estimates


In July 2000, the Company announced plans to relocate its corporate headquarters from Denver to Phoenix. During the second quarter of 2000, management assessed the estimated useful lives of the assets located in Denver and determined that it will not be practical to use certain assets at the Phoenix location. In June 2000, the Company also reevaluated the carrying value of intellectual property related to a customer whose business will be transitioned to a new location. The aggregate carrying value of the Denver assets and the intellectual property as of March 31, 2000 was $2,100. Accordingly, during the second quarter of 2000 the estimated useful lives of these assets were shortened to coincide with the expected period that the assets will continue to be used in the business. The impact of this change in estimate resulted in an increase in depreciation and amortization expense of $711 ($.05 per share) during the second quarter of 2000.

In connection with the Denver headquarters relocation and other changes in management, the Company expects to incur up to $4,500 for severance, retention, moving costs, recruiting fees for new management and employees, and related costs. During the second quarter of 2000, the Company incurred $1,771 for these costs, and management estimates that approximately $2,700 of additional costs will be incurred during the remainder of 2000.

5. Restructuring and Sales of Assets


Since the fourth quarter of 1998, the Company has taken actions to increase capacity utilization through the closure of two facilities and the sale of substantially all of the assets at two other divisions. The aggregate operating results for these divisions, derived from the Company's divisional accounting records (excluding corporate costs, interest expense and income taxes), for the three and six month periods ended June 30, 2000 and 1999 are summarized as follows:

                                               Quarter ended June 30:            Six-months ended June 30:
                                               ----------------------            -------------------------
                                               2000              1999             2000              1999
                                               ----              ----             ----              ----

Net sales                                         $ 276            $27,380        $ 11,933           $62,847
Cost of goods sold                                  996             26,626          13,968            58,156
                                          -------------     --------------    ------------     -------------
     Gross profit (loss)                          $(720)           $   754        $ (2,035)          $ 4,691
                                          =============     ==============    ============     =============
Selling, general & administrative                 $(223)           $(1,763)       $   (820)          $(3,830)
                                          =============     ==============    ============     =============
Goodwill amortization                             $ --             $  (324)       $   --             $  (648)
                                          =============     ==============    ============     =============

Management estimates that approximately $8,000 of the net sales for the six months ended June 30, 2000 shown above relate to customers who have agreed to transition the manufacture of their products to other facilities operated by the Company. Presented below is a description of each division that was impacted by a sale or restructuring.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Sale of Tucson Assets. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility located in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for $13,240. The Company recognized a $1,200 impairment charge in the fourth quarter of 1999 related to property and equipment at the Tucson facility.

Southeast Operations. On September 30, 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. In connection with the restructuring, the Company recognized a charge of approximately $700 for severance costs related to approximately 200 employees who were terminated by April 2000. During the first quarter of 2000, the Company recognized charges totaling $950 for retention bonuses, relocation costs and other closure activities. During the second quarter of 2000, the Company recognized additional charges of $1,186 related to operations, impairment of equipment and final closure activities. As of June 30, 2000, the closure of this facility was complete and all severance and retention payments had been made.


Sale of Services Division. On September 1, 1999, the Company sold its Services Division for approximately $28,000. In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ending August 31, 2000 related to this division are in excess of $4,455 ("Target Earnings"), the Company will be entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings are less than Target Earnings, the Company will be required to refund an amount equal to three times the difference. The maximum amount that either party would be required to pay under the EC is $2,500; accordingly, the Company has deferred recognition of $2,500 of the consideration subject to the EC. This amount is included in other accrued liabilities in the accompanying balance sheets.


Rocky Mountain Operations. In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. At June 30, 2000, all of the restructuring costs had been paid and no accrual was remaining related to these restructuring activities.

 6.    Debt Financing


Refinancing of Debt. On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45,000 revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and inventories, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. At June 30, 2000, the outstanding principal balance was $30,813.

On March 30, 2000, the Company also repaid outstanding notes payable in the aggregate principal amount of $6,810 (net of discount) to a director of the Company. The Company and the

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

director amended the terms of the remaining outstanding debt to provide for a new unsecured note in the principal amount of $3,000 that bears interest at 10% and is due March 2004.

Recapitalization. On March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer Capital Partners ("Thayer") and BLUM Capital Partners ("BLUM"). The first stage involved the issuance of a total of $54,000 in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was closed on March 30, 2000. On July 14, 2000, the Company issued an additional $14,000 of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-BLUM Funding in the second stage of the transaction. As described below, the terms of the March and July Exchangeable Notes will be modified depending on the outcome of a Special Meeting of Shareholders to be held on August 22, 2000. The recapitalization also involves a tender offer for up to 5,625,000 shares of the Company's currently outstanding common stock at a price of $4.00 per share. Thayer-BLUM Funding designated two persons who were elected to the Company's board of directors on March 30, 2000.

The March and July Exchangeable Notes initially provide for an interest rate of 15% and are accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, upon shareholder approval of this transaction and consummation of the tender offer with at least 500,000 shares being purchased, the warrants will not become exercisable and will expire. Accordingly, no value was assigned to the warrants since they are never expected to become exercisable.

The March Exchangeable Notes will be exchanged for Senior Subordinated Convertible Notes ("Convertible Notes") upon receipt of shareholder approval and consummation of the tender offer for at least 500,000 shares. The Convertible Notes will provide for interest at 8.875%, payable in kind and may be converted into the Company's common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes will be exchanged for Convertible Preferred Stock ("Convertible Preferred Stock") upon receipt of shareholder approval and consummation of the tender offer for at least 500,000 shares. The Convertible Preferred Stock will accrue dividends, compounded quarterly, at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock will initially be equal to the aggregate principal balance of the July Exchangeable Notes plus accrued interest. The Convertible Preferred Stock will be convertible into the Company's common stock at $1.80 per share, subject to adjustment. Finally, if shareholders approve the transaction and the tender offer is consummated for at least 500,000 shares, Thayer-BLUM Funding will have the right to appoint a majority of the members of the Company's board of directors and will have the right to approve any significant financings, acquisitions and dispositions.

If shareholders do not approve the transaction or if less than 500,000 shares are purchased in the tender offer, then the warrants will remain in place. If shareholders do not approve the transaction, the interest rate on the March and July Exchangeable Notes will increase to 20%. The maturity date of the March and July Exchangeable Notes is June 2006. Interest would be compounded quarterly and will accrue and be added to the principal amount of the Exchangeable Notes or be payable in additional Exchangeable Notes, at the option of the Company.


                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

Summary of Debt.  At June 30, 2000 and December 31, 1999, long-term debt consists of the following:

                                                                            2000                     1999
                                                                            ----                     ----

  Unsecured Senior Subordinated  Exchangeable Notes,  interest at 15%,
  due June 2006                                                              $ 54,000             $      --

  Accrued interest on Exchangeable Notes                                        2,093                    --

  Note payable to director, interest at 10%, unsecured, due March
  2004                                                                          3,000                 5,000

  Note payable to bank under revolving line of credit, interest at the prime rate plus .5% (10.0% at June 30, 2000), collateralized
  by substantially all assets, due March 2003                                  30,813                    --

  Note payable to bank group under revolving line of credit, interest at the prime rate plus 2.25%, collateralized by substantially all
  assets, paid in March 2000                                                       --                33,184

  Note payable to director, interest at LIBOR plus 2%, annual principal payments of $50, due December 2002, unsecured, net of
  discount of $90, paid in March 2000                                              --                 4,810
                                                                        --------------    ------------------
            Total                                                              89,906                42,994

            Less current maturities                                                --                (5,018)
                                                                        --------------    ------------------
                      Long-term debt, less current maturities                $ 89,906             $  37,976
                                                                        ==============    ==================

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

General


         EFTC Corporation ("EFTC" or the "Company") is a leading independent provider of high-mix electronic manufacturing services to original equipment manufacturers (OEMs) in the avionics, medical, communications, industrial instruments and controls, and computer-related products industries. The Company's manufacturing services consist of assembling complex printed circuit boards, cables, electro-mechanical devices, and finished products.

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

Results of Operations

         The following table sets forth certain operating data as a percentage of net sales:

                                                 Quarter Ended June 30:         Six-months ended June 30:
                                               ---------------------------    -------------------------------
                                                  2000            1999            2000             1999
                                                  ----            ----            ----             ----

Net sales                                           100.0%         100.0%           100.0%            100.0%

Cost of goods sold                                  100.4%          96.6%            99.2%             92.7%
                                               ------------    -----------    -------------    --------------
      Gross profit (loss)                           (0.4%)           3.4%             0.8%              7.3%

Selling, general and administrative                  10.8%           9.5%             9.4%              9.2%

Impairment of long-lived assets                       2.2%             --             1.2%                --
Goodwill amortization                                 0.1%           0.7%             0.1%              0.7%
Recapitalization transaction costs                      --             --             3.5%                --
                                               ------------    -----------    -------------    --------------
      Operating loss                               (13.5%)         (6.8%)          (13.4%)            (2.6%)
                                               ============    ===========    =============    ==============


                  Quarter Ended June 30, 2000 Compared to 1999

         Net Sales. Net sales for the quarter ended June 30, 2000 were $75.9 million compared to $54.7 million for the quarter ended June 30, 1999, which is an increase of 38.9%. The Company has experienced major changes in its customers and facilities since the beginning of 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities were either sold or closed by June 30, 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell in connection with the long-term supply agreement entered into during March 1999. Approximately 50% of the Company's sales for the second quarter of 2000 were pursuant to the Honeywell agreement. However, this increased revenue under the Honeywell supply agreement was offset by the loss of revenue from the Services division that was sold on September 1, 1999, and the Company's Tucson assets that were sold on February 17, 2000. The Services division and the Tucson assets generated revenue of $15.7 million in the second quarter of 1999 compared to none in the second quarter of 2000.

         After eliminating sales related to facilities that were either closed or sold, adjusted net sales for the second quarter of 2000 amounted to $75.9 million compared to $39.0 million for the second quarter of 1999. Substantially all of this increase of $36.9 million or 94.6% is attributable to sales generated at the Company's Phoenix location under the long-term supply agreement with Honeywell.

         Gross Profit. The Company's gross profit in the second quarter of 2000 was $0.3 million less than breakeven compared to gross profit of $1.9 million or 3.4% in the second quarter of 1999. This decrease in gross profit relative to results for the comparable period in 1999 is primarily attributable to the sale of assets and closure of four divisions as discussed in Note 5 to the financial statements. The four facilities subject to sale or closure accounted for $0.8 million of gross profit during the second quarter of 1999 compared to a loss of $0.7 million in the second quarter of 2000. The aggregate impact on gross profit was approximately $1.5 million between the two quarters. The decrease in gross profit during the second quarter of 2000 was also a result of charges for excess and obsolete inventories totaling $2.0 million Cost of goods sold was also impacted by higher health insurance costs of approximately $0.5 million during the second quarter of 2000 compared to 1999. During 2000, the Company has experienced higher health insurance costs due to increased claims associated with plant closures and general increases in health care costs.

         During the second quarter of 2000, the Company was also impacted by industry-wide parts shortages that contributed to unfavorable purchase price variance (PPV), which is a component of cost of goods sold. For the second quarter of 1999 the Company had favorable PPV of $0.7 million compared to the second quarter of 2000 when the Company had unfavorable PPV of $1.6 million. The aggregate impact between the two quarters amounted to $2.3 million.

         During the second quarter of 1999, margins were negatively impacted by charges of $0.4 million that were included in cost of goods sold due to inventory allowances and operating charges related to the closure of the Greeley facility. The Greeley facility was sold in the fourth quarter of 1999 and, accordingly, there were no charges included in the second quarter of 2000 for this facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") increased 59.1% to $8.2 million in the first quarter of 2000 compared to $5.2 million in the quarter ended June 30, 1999. SG & A expenses for the quarter ended June 30, 2000 included $1.5 million for consulting services intended to accelerate operational improvement at each of the Company's facilities. As discussed in Note 4 to the financial statements, SG & A expenses for the second quarter of 2000 include a charge of $0.7 million for accelerated depreciation and amortization of assets that will not be used after the Company relocates its corporate headquarters. The Company also recognized charges of $1.8 million for severance, recruiting and other costs associated with changes in management during the second quarter of 2000. Finally, as discussed in Note 5 to the financial statements, second quarter of 2000 results include $0.2 million for SG & A at divisions that were sold or closed by the end of June 2000. For the second quarter of 1999, the Company incurred SG & A expenses of $1.8 million related to divisions that were sold or closed after June 30, 1999.

         After excluding all of the charges discussed above, SG & A expenses for the second quarter of 2000 amounted to $4.0 million compared to $3.4 million in the second quarter of 1999. The $0.6 million increase in SG & A in 2000 is primarily attributable to higher health insurance costs and bad debt expense in 2000.

         Impairment of Long-lived Assets. During the second quarter of 2000, the Company recognized an impairment charge of $1.7 million. This charge consists of $1.3 million for software that was abandoned and an additional $0.4 million for impaired equipment related to plant closures.

         Goodwill Amortization. Goodwill amortization for the second quarter of 2000 amounted to $0.1 million compared to $0.4 million in the second quarter of 1999. The decrease in 2000 was attributable to the sale of the Services Group on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the 1999 loss on sale of the Services Group.

         Interest Expense. Interest expense increased 108.4% to $2.8 million in the second quarter of 2000 compared to $1.3 million in the same quarter of 1999. At June 30, 2000, the Company's outstanding debt was $90 million compared to $55 million at June 30, 1999. The increase in debt resulted in higher interest cost in 2000. The increased debt level in 2000 is attributable to the March 30, 2000 issuance of $54 million of Exchangeable Notes that currently accrue interest at 15%. In addition to the higher rate on the Exchangeable Notes, interest expense was also negatively impacted in 2000 by increases in the prime rate, which impacts the interest rate on the Company's revolving credit facility.

         Income Tax Benefit Due to significant net losses in 1999 and the first half of 2000, the Company has recorded a valuation allowance for all of its net deferred tax assets The Company has a significant net operating loss carryforward available for financial reporting and income tax purposes. However, this carryforward may be subject to reduction or limitation as a result of changes in ownership or certain consolidated return filing regulations.


                 Six-months Ended June 30, 2000 Compared to 1999

         Net Sales. Net sales for the six-months ended June 30, 2000 were $139.5 million compared to $109.0 million for the six-months ended June 30, 1999, an increase of 27.9%. The Company experienced major changes in its customers and facilities since the beginning of 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities were either sold or closed by June 30, 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell in connection with the long-term supply agreement entered into during March 1999. Approximately 43% of the Company's sales for the second quarter of 2000 were pursuant to the Honeywell agreement. However, this increased revenue under the Honeywell supply agreement was offset by the loss of revenue from the Services division that was sold on September 1, 1999, and the Company's Tucson assets that were sold on February 17, 2000. The Services division and the Tucson assets generated revenue of $36.2 million in the first half of 1999 compared to $4.4 million in the first half of 2000.

         After eliminating sales related to facilities that were either closed or sold, adjusted net sales for the first six months of 2000 amounted to $135.1 million compared to $72.8 million for the first six months of 1999. Substantially all of this increase of $62.3 million or 85.6% is attributable to sales generated at the Company's Phoenix location under the long-term supply agreement with Honeywell.

         Gross Profit. The Company realized gross profit of 0.8% in the first half of 2000 compared to gross profit of 7.3% in the first half of 1999. This decrease in gross profit relative to results for the comparable period in 1999 is primarily attributable to the sale of assets and closure of four divisions as discussed in Note 5 to the financial statements. The four facilities subject to sale or closure accounted for $4.7 million of gross profit during the first half of 1999 compared to a loss of $2.0 million for the first half of 2000. The aggregate impact on gross profit was approximately $6.7 million between the two periods. The decrease in gross profit during the first half of 2000 was also a result of charges for excess and obsolete inventories totaling $2.9 million. Furthermore, cost of goods sold was negatively impacted by higher health insurance costs of approximately $0.7 million for the first half of 2000 compared to 1999.

         During the first half of 2000, the Company was also impacted by industry-wide parts shortages that contributed to unfavorable purchase price variance (PPV), which is a component of cost of goods sold. For the first half of 1999 the Company had favorable PPV of $1.1 million compared to the first half of 2000 when the Company had unfavorable PPV of $1.0 million. The aggregate impact between the two periods amounted to $2.1 million.

         During the first half of 1999, margins were negatively impacted by charges of $1.2 million that were included in cost of goods sold due to inventory allowances and operating charges related to the closure of the Greeley facility. The Greeley facility was sold in the fourth quarter of 1999 and, accordingly, there were no charges included in the first half of 2000 for this facility.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") increased 29.9% to $13.1 million during the first half of 2000 compared to $10.1 million in the first half of 1999. SG & A expenses for the six months ended June 30, 2000 included $1.5 million for consulting services intended to accelerate operational improvement at each of the Company's facilities. As discussed in Note 4 to the financial statements, SG & A expenses for the first half of 2000 include a charge of $0.7 million for accelerated depreciation and amortization of assets that will not be used after the Company relocates its corporate headquarters. The Company also recognized charges of $1.8 million for severance, recruiting and other costs associated with changes in management during the first half of 2000. Finally, as discussed in Note 5 to the financial statements, the results for the first half of 2000 include $0.8 million for SG & A expenses at divisions that were sold or closed by the end of June 2000. For the first half of 1999, the Company incurred SG & A expense of $3.8 million related to divisions that were sold or closed subsequent to June 30, 1999.

         After excluding all of the charges discussed above, SG & A expense for the first half of 2000 amounted to $8.3 million compared to $6.3 million in the first half of 1999. The $2.0 million increase in SG & A in 2000 is primarily attributable to an increase in health insurance costs of $0.7 million, compensation costs of $0.4 million, and bad debt expense of $0.2 million.

         Impairment of Long-lived Assets. During the first half of 2000, the Company recognized an impairment charge of $1.7 million. This charge consists of $1.3 million for software that was abandoned and an additional $0.4 million for impaired equipment related to plant closures.

         Recapitalization Transaction Costs. In connection with the recapitalization discussed in Note 5 to the financial statements, the Company incurred charges totaling $4.9 million for financial advisor fees, a fee paid to Thayer-BLUM Funding, and due diligence costs for legal, accounting and management consultants. The Company capitalized costs associated with the Senior Subordinated Exchangeable Notes and the new revolving credit agreement, and all other costs were charged to operations during the first quarter of 2000. Management expects that the Company will incur additional costs related to a special shareholders' meeting and the tender offer of approximately $0.2 million during the third quarter of 2000.

         Goodwill Amortization. Goodwill amortization for the first half of 2000 amounted to $0.1 million compared to $0.8 million in the first half of 1999. The decrease in 2000 was attributable to the sale of the Services Group on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the 1999 loss on sale of the Services Group.

         Interest Expense. Interest expense increased 68.9% to $4.4 million in the first half of 2000 compared to $2.6 million in the same period of 1999. At June 30, 2000, the Company's outstanding debt was $90 million compared to $55 million at June 30, 1999, which is a primary contributor to the higher interest cost in 2000. The increased debt level in 2000 is attributable to the March 30, 2000 issuance of $54 million of Exchangeable Notes that currently accrue interest at 15%. In addition to the higher rate on the Exchangeable Notes, interest expense was also negatively impacted in 2000 by increases in the prime rate, which impacts the Company's revolving credit facility.

         Income Tax Benefit Due to significant net losses in 1999 and the first half of 2000, the Company recorded a valuation allowance for all of its net deferred tax assets. Management does not expect that a tax provision will be necessary if the Company generates earnings in 2000, since a significant net operating loss carryforward is available for financial reporting and income tax purposes. However, this carryforward may be subject to reduction or limitation as a result of changes in ownership or certain consolidated return filing regulations.

Liquidity and Capital Resources


         Working Capital and Operating Cash Flows. At June 30, 2000, working capital totaled $55.9 million compared to $26.2 million at December 31, 1999. The increase in working capital during the first quarter of 2000 is primarily attributable to the issuance of $54 million in principal amount of the March Exchangeable Notes discussed in Note 6 to the financial statements.

         Net cash used by operating activities for the six-months ended June 30, 2000 was $58.9 million compared to net cash used by operating activities of $1.5 million for the six-months ended June 30, 1999. During the six-months ended June 30, 2000, the Company incurred a significant operating loss that used approximately $10.9 million of cash. The Company also used cash of $43.4 million to fund an increase in inventories and $9.0 million to fund an increase in accounts receivable. During the period, the Company operating cash flows were favorably affected by collection of an income tax refund of $2.1 million, a reduction in prepaid expenses and other assets of $1.8 million, and an increase in operating payables and other accrued liabilities of $0.5 million.

         Receivable turns (e.g., annualized sales divided by period end accounts receivable) increased to 8.8 for the quarter ended June 30, 2000 compared to 6.2 for the quarter ended June 30, 1999. Receivable turns for the six-months ended June 30, 2000 increased to 8.1 compared to 6.2 for the six-months ended June 30, 1999. Receivable turns in 2000 have been positively impacted by thirty day payment terms provided for in the Honeywell supply agreement.

         Current inventories increased 42.7% to $85.9 million at June 30, 2000 from $60.2 million at December 31, 1999. Current inventory turns (i.e., annualized cost of sales divided by period end current inventory) for the three months ended June 30, 2000 indicate that the Company is turning its inventories
3.5 times per year. This is the same as the second quarter of 1999, but represents a decrease compared to the fourth quarter of 1999 and first quarter of 2000 when inventories were turning 3.8 and 3.6 times per year, respectively. Inventory turns in 2000 were negatively impacted by an increase in inventories of $30 million in connection with preparation for increased business under the Honeywell supply agreement. Inventory turns were positively impacted by the non-operating sale of inventories for $12.0 million to Honeywell related to the sale of the Tucson facility assets in the first quarter of 2000.

         Cash Requirements for Investing Activities. The Company used cash for capital expenditures totaling $3.3 million in the first half of 2000 (primarily related to expansion activities at the Company's Phoenix facility) compared with $8.2 million in the first half of 1999. Capital expenditures in 1999 were primarily attributable to leasehold improvements and equipment at the new facility in Phoenix in preparation for manufacturing services under the Honeywell supply agreement. During the first quarter of 2000, the Company also paid $500,000 for commissions related to the 1999 sale of the Services division. In February 2000, the Company received net proceeds of $12.7 million related to the sale of assets to Honeywell at the Company's former facility in Tucson.

         While the Company has not entered into any material commitments for capital expenditures, management expects to incur capital expenditures in the range of $5 million to $10 million during the second half of 2000.

         Financing Sources and Related Activities. In connection with the purchase of the Services Group and the assets located in Tucson and Fort Lauderdale, the Company entered into a credit facility on September 30, 1997 with a bank group led by Bank One, Colorado, N.A. This facility was refinanced with proceeds from the recapitalization described below.

        Sale/Leaseback Transaction. A director of the Company entered into a sale/leaseback transaction with the Company in December 1998. The Company sold two manufacturing facilities located in Newberg, Oregon and Tucson, Arizona to the director for $10.5 million. The director leased these manufacturing facilities back to the Company for a term of five years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the recharacterization of the lease from a capital lease to an operating lease. As such, the buildings and the related are no longer reflected on the Company's balance sheet.

         Honeywell Supply Agreement. In March 1999, the Company entered into a long-term supply agreement with Honeywell International, Inc. While this contract provides a favorable source of revenue to the Company, it also requires significant amounts of working capital to finance inventories and receivables, and the Company was required to incur significant costs for leasehold improvements and equipment at a new facility in Phoenix, Arizona. In order to respond to liquidity issues, the Company took a series of actions in 1999 that were designed to provide ultimately the necessary capital to meet existing obligations to suppliers and banks, and to have access to financing to meet the additional working capital requirements under the new Honeywell agreement. The first significant action after obtaining the Honeywell business was on September 1, 1999, when the Services Group was sold, resulting in net cash proceeds of $28.0 million. On September 30, 1999, the Company initiated the consolidation of its Ft. Lauderdale plant into three other EFTC facilities. In October 1999, the Company sold its facility in Greeley, Colorado for proceeds of $3.8 million.

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

        In November 1999, the same director purchased $5 million in aggregate principal amount of subordinated notes issued by the Company. These notes had a maturity date of March 31, 2000 and provided for interest at a rate of 10%. The proceeds of these notes were used for general operating purposes. In connection with the recapitalization transaction described below, the Company repaid the entire principal amount outstanding under the September 1997 subordinated note and $2 million of the principal amount outstanding under the November 1999 subordinated note. In addition, the November note agreement was amended to reflect that $3.0 million in aggregate principal amount of subordinated notes remained outstanding, with a maturity date of March 30, 2004 and bearing interest at 10%. In addition, the Company paid the remaining outstanding prepayment fee of approximately $150,000 due in connection with the prepayment of the September 1997 note and a fee of $100,000 due upon maturity of the November 1999 note.

         Recapitalization. Beginning in September 1999, the Company began searching for debt and equity financing that would permit the Company to also attract a new senior lender to replace the existing bank group. As a result of these efforts, on March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer Capital Partners ("Thayer") and BLUM Capital Partners ("BLUM"). The first stage involved the purchase of a total of $54 million in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was funded on March 30, 2000. On July 14, 2000, the Company issued an additional $14 million of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-BLUM Funding in the second stage of the transaction. As described below, the terms of the March and July Exchangeable Notes will be modified depending on the outcome of a Special Shareholder Meeting that will be held on August 22, 2000. The recapitalization also involves a tender offer for up to 5,625,000 shares of the Company's currently outstanding common stock at a price of $4.00 per share. Thayer-BLUM Funding received the right to appoint two new members to the Company's board of directors on March 30, 2000.

         The March and July Exchangeable Notes initially provide for an interest rate of 15% and are accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, upon shareholder approval of this transaction and consummation of the tender offer with at least 500,000 shares being purchased therein, the warrants will not become exercisable and will expire. Accordingly, no value was assigned to the warrants since they are never expected to become exercisable.

         The March Exchangeable Notes will be exchanged for Senior Subordinated Convertible Notes ("Convertible Notes") upon receipt of shareholder approval and consummation of the tender offer for at least 500,000 shares. The Convertible Notes will provide for interest at 8.875%, payable in kind and may be converted into the Company's common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes will be exchanged for Convertible Preferred Stock ("Convertible Preferred Stock") upon receipt of shareholder approval and consummation of the tender offer for at least 500,000 shares. The Convertible Preferred Stock will accrue dividends, compounded quarterly, at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock will initially be equal to the aggregate principal balance of the July Exchangeable Notes plus accrued interest. The Convertible Preferred Stock will be convertible into the Company's common stock at $1.80 per share, subject to adjustment. The Company's shareholders' equity as of June 30, 2000, pro forma for the exchange of the July Exchangeable Notes for Convertible Preferred Stock, would have been $12.7 million. Finally, if shareholders approve the transaction and the tender offer is consummated for at least 500,000 shares, Thayer-BLUM Funding will have the right to appoint a majority of the members of the Company's board of directors and will have the right to approve any significant financings, acquisitions and dispositions.

         If shareholders do not approve the transaction or if less than 500,000 shares are purchased in the tender offer, then the warrants will remain in place. If shareholders do not approve the transaction, the interest rate on the March and July Exchangeable Notes will increase to 20%. The maturity date of the March and July Exchangeable Notes is June 2006. Interest would be compounded quarterly and will accrue and be added to the principal amount of the Exchangeable Notes or be payable in additional Exchangeable Notes, at the option of the Company.

         On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45 million revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and eligible inventories, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. At June 30, 2000, the outstanding principal balance was $30.8 million.

         Based on the financing activities completed in March and July 2000, management believes the Company has adequate capital resources to fund working capital and other cash requirements during the remainder of 2000. However, depending on the timing and ability of the Company to improve operational performance, the Company may need to seek additional funds through public or private debt or equity offerings, bank borrowings, or leasing arrangements. However, no assurance can be given that, if additional financing is needed, it will be available on terms acceptable to the Company.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, estimated costs expected to be incurred related to the relocation of corporate headquarters, prospects for achieving cost savings, increased capacity utilization, increased sales and improved profitability, and other matters relating to the prospects for future operations; the success of consulting services designed to improve operational performance; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the loss of Honeywell as a customer or Honeywell's inability to pay, or inability or unwillingness to pay in a timely manner, its outstanding receivables held by the Company, the Company's ability to pay its suppliers in a timely manner, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component contract manufacturing industry, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in managing the Company's growth or in integrating new businesses, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of Company facilities, the Company's success in limiting costs associated with such closures, the Company's ability to keep pace with technological developments, increases in interest rates (including the impact on the Exchangeable Notes if shareholders do not vote in favor of the recapitalization), governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         On March 30, 2000, the Company entered into a $45 million revolving line of credit with Bank of America, N.A. The interest rate on this loan is based either on the prime rate or LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that could impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $45 million, if interest rates were to increase or decrease by 1%, the result would be an increase or decrease in annual interest expense of approximately $450,000 under this loan.

         Depending on the outcome of the shareholder action related to the approval of the recapitalization, the $54 million of debt will bear interest at 8.875% (if shareholder approval is obtained) which would result in an annual expense of $4.9 million, or at 20% (if shareholder approval is not obtained) which would result in annual interest expense of $11.0 million.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


         Two legal proceedings, one in Colorado State court, the other in U.S. District Court, were filed against the Company and certain of its officers, directors and shareholders during September and October 1998. The proceedings arose in connection with the decrease in the trading price of the Company's common stock that occurred in August 1998 and make substantially the same allegations. While both proceedings are in the pre-trial stage and the Company therefore cannot make any assessment of their ultimate impact, the Company believes the allegations made in the proceedings to be totally without merit.

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


         Craig Anderson, Todd Sichelstiel, Phillip and Angelique Signorrelli, Christy J. Baldwin and Patricia Conlon v. EFTC Corporation, Jack Calderon, Gerald J. Reid, Stuart W. Fuhlendorf, Brent L. Hofmeister, August P. Bruehlman, Lucille A. Reid, Lloyd A. McConnell and Salomon Smith Barney (District Court for the County of Weld, Colorado, Case No. 99-CV-962). Plaintiffs are shareholders of EFTC who filed this lawsuit originally in the District Court for the County of Weld, Colorado. Plaintiffs allege that during the class period April 6, 1998 to August 20, 1998, defendants made false and misleading statements regarding EFTC's business performance, implementation of a new computer system, manufacturing quality systems, operating margins, relationships with its largest customers, and future prospects for earnings growth. Plaintiffs allege that defendants disseminated or approved a prospectus in connection with the Company's June 1998 secondary offering, as well as certain other press releases and financial reports which contained misrepresentations and material omissions and also concealed materially adverse financial information. The complaint alleges violations of Sections 11-51-501(1)(a, b, and c) and 11-51-604(3) of the Colorado Securities Act. In addition, plaintiff alleges that by reason of their positions as officers and/or directors of EFTC, Messrs. Calderon, Reid, Fuhlendorf, Hofmeister, Bruehlman, McConnell, and Ms. Reid are controlling persons of the Company and, therefore, that these defendants violated Section 11-51-604(5) of the Colorado Securities Act. Plaintiffs also allege that defendants conduct occurred in connection with the offer, sale or purchase of the Company's securities in the secondary offering in violation of Section 11-51-604(4) of the Colorado Securities Act. Plaintiff seeks the following relief: (a) certification of the complaint as a class action on behalf of all persons who purchased or otherwise acquired the common stock of the Company between April 6, 1998 and August 20, 1998; (b) an award of compensatory and/or punitive damages, interest, costs and attorneys' fees to all members of the class; and (c) equitable relief available under state law.

         Defendants removed the case to federal court on January 11, 1999. The federal court remanded the case to state court on February 14, 2000. Defendants deny the allegations of the complaint.

         The parties to these legal proceedings have reached an agreement to settle both legal proceedings, subject to court approval. The proposed settlement provided for the Company to contribute $3.1 million and its insurer to contribute $2.9 million into a class settlement fund. In April 2000, the Company transferred $3.1 million to the class settlement fund and the Company is required to contribute 1.3 million shares of its common stock into a class settlement fund upon receipt of court approval. In April 2000, notice of the settlement was filed in both state and federal court requesting a stay of all proceedings. A motion to approve the settlement was filed in early June 2000 and is now pending.


Item 2.  Changes in Securities
         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         Not Applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders
         Not Applicable.

Item 5.  Other Information
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a).   Exhibits

The following exhibits are filed with this report:

Exhibit 4.1 Allonge to Exchangeable Note, dated July 14, 2000 (incorporated by reference to Exhibit 5.2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on July 19, 2000).

Exhibit 4.2       Senior Subordinated Exchangeable Note, dated July 14, 2000.

Exhibit 4.3       Form of Convertible Note (attached as Exhibit A to Exhibit
                  4.1).

Exhibit 4.4 Form of Articles of Amendment to the Articles of Incorporation of the Company setting forth the terms of the Company's Series B Convertible Preferred Stock.

Exhibit 4.5 Amendment to Rights Agreement, dated as of July 14, 2000, by and between the Company and the Rights Agent.

Exhibit 10.1 First Amendment to Securities Purchase Agreement, dated as of July 12, 2000, by and between the Company and Thayer-BLUM (incorporated by reference to Appendix II to the Company's Proxy Statement on Schedule 14A filed with the Commission on July 19, 2000).

Exhibit 10.2 Employment Agreement, dated as of June 23, 2000, by and between the Company and Mr. James K. Bass.

Exhibit 10.3 First Amendment to Warrant, dated July 12, 2000(incorporated by reference to Exhibit 7.2 to the Company's
                  Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on July 19, 2000).

Exhibit 10.4 Registration Rights Agreement, dated as of March 30, 2000, by and between the Company and Thayer-BLUM (incorporated by reference to Exhibit 9.1 to the Company's
                  Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on July 19, 2000).

Exhibit 10.5      First Amendment to Registration Rights Agreement, dated
                  July 14, 2000 by and between the Company and Thayer-BLUM (incorporated by reference to Exhibit 9.2 to the Company's Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Commission on July 19, 2000).

Exhibit 27.1      Financial Data Schedule.

              (b) Reports on Form 8-K

              The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 2000:


 Item Reported                Date of Report        Financial Statements

 5. Other Events              March 30, 2000            None Required

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


                                            EFTC CORPORATION
                                            ----------------
                                            (Registrant)



Date:  August 14, 2000                      /s/ James K. Bass
                                            ---------------------------
                                            James K. Bass
                                            Chief Executive Officer




Date:  August 14, 2000                      /s/ Jack Calderon
                                            ---------------------------
                                            Jack Calderon
                                            Chairman




Date:  August 14, 2000                      /s/ Peter W. Harper
                                            ---------------------------
                                            Peter W. Harper
                                            Chief Financial Officer




Date:  August 14, 2000                      /s/ James A. Doran
                                            ---------------------------
                                            James A. Doran
                                            Chief Accounting Officer