Form 10-Q
period 2000-09-30
EFTC CORP/
filed 2000-11-14
CIK 916797

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
         SEPTEMBER 30, 2000
                                    -------------------

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


                            2501 West Grandview Road
                             Phoenix, Arizona 85023
                    (Address of principal executive offices)

                                 (602) 789-6600
                           (Issuer's telephone number)

                         9351 Grant Street, Sixth Floor
                             Denver, Colorado 80229
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01                      15,933,489 shares
-----------------------------                      -----------------
   (Class of Common Stock)                 (Outstanding at November 11, 2000)

                                EFTC CORPORATION

                                    FORM 10-Q

                                      INDEX



                                                                       Page
PART I.  FINANCIAL INFORMATION                                         Number(s)

Item 1.       Unaudited Financial Statements

               Consolidated Balance Sheets-
                 September 30, 2000 and December 31, 1999                  3-4

               Consolidated Statements of Operations-
                 Three and Nine Months Ended September 30, 2000 and 1999   5

               Consolidated Statements of Cash Flows-
                 Nine Months Ended September 30, 2000 and 1999             6-7

               Notes to Consolidated Financial Statements                  8-13

Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
               General                                                     14
               Results of Operations                                       15-19
               Liquidity and Capital Resources                             20-23
               Special Note Regarding Forward-looking Statements           23-24

Item 3.      Quantitative and Qualitative Disclosures about Market Risk    24

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings                                             24
Item 2.      Changes in Securities and Use of Proceeds                     24
Item 3.      Defaults Upon Senior Securities                               24
Item 4.      Submission of Matters to a Vote of Security Holders           25
Item 5.      Other Information                                             25
Item 6       Exhibits and Reports on Form 8-K                              25-26

SIGNATURES                                                                 27

Part I. Financial Information
Item 1. Financial Statements

                           EFTC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands, Except Per Share Amounts)

  ASSETS                                                                                  September 30,           December 31,
  ------                                                                                      2000                    1999
                                                                                             -----                   -----

Current Assets:
     Cash and equivalents                                                                    $      56              $     716
     Trade receivables, net of allowance for doubtful
       accounts of $1,500 and $3,689, respectively                                              29,430                 26,094
     Receivable from sale of division                                                            1,533                      -
     Income taxes receivable                                                                         -                  2,106
     Inventories, net                                                                           89,187                 60,167
     Prepaid expenses and other                                                                  2,370                  2,795
                                                                                             ---------              ---------
            Total Current Assets                                                               122,576                 91,878
                                                                                             ---------              ---------
Property, Plant and Equipment, at cost:
     Leasehold improvements                                                                      3,902                  2,797
     Buildings and improvements                                                                  2,073                  1,172
     Manufacturing machinery and equipment                                                      15,165                 16,496
     Furniture, computer equipment and software                                                 12,731                 12,726
                                                                                             ---------              ---------
         Total                                                                                  33,871                 33,191
     Less accumulated depreciation and amortization                                            (13,129)                (9,614)
                                                                                             ---------              ---------
            Net Property, Plant and Equipment                                                   20,742                 23,577
                                                                                             ---------              ---------
Intangible and Other Assets:
     Goodwill, net of accumulated amortization
       of $958 and $758, respectively                                                            7,063                  7,264
     Intellectual property, net of accumulated amortization
       of $1,891 and $699, respectively                                                          3,097                  4,289
     Debt issuance costs, net of accumulated amortization
       of $653 and $97, respectively                                                             2,623                    460
     Inventories, deposits and other                                                               755                  3,661
                                                                                             ---------              ---------
            Total Intangible and Other Assets                                                   13,538                 15,674
                                                                                             ---------              ---------
                                                                                             $ 156,856              $ 131,129
                                                                                             =========              =========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements


                           EFTC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, Continued
                   (Dollars in Thousands, Except Per Share Amounts)


                         LIABILITIES AND SHAREHOLDERS' EQUITY                             September 30,           December 31,
                         ------------------------------------                                  2000                    1999
                                                                                              -----                   -----
Current Liabilities:
     Current maturities of long-term debt - related party                                    $       -              $   5,018
     Accounts payable                                                                           50,723                 46,985
     Accrued compensation and benefits                                                           4,631                  4,993
     Other accrued liabilities                                                                     831                  8,650
                                                                                             ---------              ---------
            Total Current Liabilities                                                           56,185                 65,646

Long-term Liabilities:
     Long-term debt, net of current maturities:
         Related parties                                                                         3,000                  4,792
         Banks                                                                                  25,653                 33,184
         Convertible Notes, including accrued interest                                          57,810                      -
     Other                                                                                         281                  6,229
                                                                                             ---------              ---------
            Total Liabilities                                                                  142,929                109,851
                                                                                             ---------              ---------
Shareholders' Equity:
     Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 14,233 shares in 2000 (liquidation preference of
         $14,364 at September 30, 2000)                                                              -                      -
     Common stock, $.01 par value. Authorized 75,000,000 shares;
         issued and outstanding 15,933,000 and 15,543,000 shares, respectively                     159                    155
     Additional paid-in capital                                                                107,915                 91,992
     Settlement obligation to issue 910,000 shares of common stock                               2,303                      -
     Deferred stock compensation cost                                                             (324)                     -
     Accumulated deficit                                                                       (96,126)               (70,869)
                                                                                             ---------              ---------
            Total Shareholders' Equity                                                          13,927                 21,278
                                                                                             ---------              ---------
                                                                                             $ 156,856              $ 131,129
                                                                                             =========              =========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Share Amounts)

                                                               Quarter Ended September 30,        Nine-months Ended September 30,
                                                               ---------------------------        -------------------------------
                                                                 2000              1999               2000               1999
                                                                 ----              ----               ----               ----
Net Sales                                                          $ 86,281          $ 50,434          $ 225,751          $ 159,450
Cost of Goods Sold                                                   80,514            61,002            218,950            162,017
                                                                   --------          --------          ---------          ---------

        Gross profit (loss)                                           5,767           (10,568)             6,801             (2,567)

Operating Costs and Expenses:
     Selling, general and administrative                              8,903             8,865             21,964             18,931
     Impairment of long-lived assets                                      -             1,541              1,662              1,541
     Goodwill amortization                                               67               283                201              1,065
     Recapitalization transaction costs                                 424                 -              5,303                  -
                                                                   --------          --------          ---------          ---------
        Total operating costs and expenses                            9,394            10,689             29,130             21,537
                                                                   --------          --------          ---------          ---------
        Operating loss                                               (3,627)          (21,257)           (22,329)           (24,104)

Other Income (Expense):
     Interest expense                                                (2,877)           (1,947)            (7,265)            (4,545)
     Gain (loss) on sale of property, plant and equipment                 4               (66)                (6)               (23)
     Gain (loss) on sale of division                                  4,357           (20,565)             4,357            (20,565)
     Other, net                                                          14              (295)               (14)              (248)
                                                                   --------          --------          ---------          ---------
        Loss before income taxes                                     (2,129)          (44,130)           (25,257)           (49,485)

Income Tax Benefit                                                        -                 -                  -              2,034
                                                                   --------          --------          ---------          ---------
        Net loss                                                   $ (2,129)        $ (44,130)         $ (25,257)         $ (47,451)
                                                                   ========         =========          =========          =========


Net Loss Applicable to Common Shareholders:
     Net loss                                                      $ (2,129)        $ (44,130)         $ (25,257)         $ (47,451)
     Accrued dividends related to Preferred Stock                      (131)                -               (131)                 -
     Deemed dividend related to Preferred Stock                      (2,022)                -             (2,022)                 -
                                                                   --------          --------          ---------          ---------
        Net loss applicable to common stockholders                 $ (4,282)        $ (44,130)         $ (27,410)         $ (47,451)
                                                                   ========         =========          =========          =========

Net Loss Per Share Applicable to Common
     Shareholders-Basic and Diluted                                $  (0.27)        $   (2.84)         $   (1.75)         $   (3.05)
                                                                   ========         =========          =========          =========


Weighted Average Common Shares Outstanding                       15,590,000        15,543,000         15,686,000         15,543,000
                                                                 ==========        ==========         ==========         ==========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements


                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine-months Ended September 30, 2000 and 1999
                             (Dollars in Thousands)

                                                                2000              1999
                                                                ----              ----
Cash Flows from Operating Activities:
    Net loss                                                    $ (25,257)        $ (47,451)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                                 6,328             5,232
      Amortization of debt discount and issuance costs                743               835
      Deferred income tax benefit                                       -              (320)
      Accrued interest on exchangeable and convertible notes        4,043                 -
      Provision for excess and obsolete inventories                 4,821             6,657
      Provision for doubtful accounts receivable                      596             3,248
      Impairment of long-lived assets                               1,662             1,541
      Loss (gain) on sale of division                              (4,357)           20,565
      Loss on sale of property, plant and equipment                     6                23
      Stock-based compensation                                        263                 -
      Changes in operating assets and liabilities, excluding
       effects of sale of assets:
        Decrease (increase) in:
          Trade receivables                                        (3,932)            4,103
          Inventories                                             (43,760)          (13,079)
          Income taxes receivable                                   2,106            (1,695)
          Prepaid expenses and other                                1,786            (1,115)
        Increase (decrease) in:
          Accounts payable                                         (5,443)           13,972
          Accrued compensation and benefits                          (362)            3,666
          Other accrued liabilities                                (6,478)            1,220
                                                                ----------        ---------
          Net cash used by operating activities                   (67,235)           (2,598)
                                                                ----------        ---------
Cash Flows from Investing Activities:
    Proceeds from sale of assets, net of cash transferred          12,846            28,135
    Payment of commissions related to sale of division               (500)                -
    Capital expenditures                                           (5,075)          (11,863)
                                                                ----------        ---------
          Net cash provided by investing activities                 7,271            16,272
                                                                ----------        ---------
Cash Flows from Financing Activities:
    Proceeds from long-term debt                                  296,706            45,528
    Principal payments on long-term debt                         (243,138)          (55,742)
    Payments for debt issuance costs                               (2,770)             (668)
    Net increase in checks outstanding                              8,506               451
    Payments under inventory financing arrangement                      -            (3,867)
    Proceeds from exercise of stock options                             -                 1
                                                                ----------        ---------
          Net cash provided (used) by financing activities         59,304           (14,297)
                                                                ----------        ---------
          Net decrease in cash and equivalents                       (660)             (623)
Cash and  Equivalents:
    Beginning of period                                               716               623
                                                                ----------        ---------
    End of period                                               $      56         $       -
                                                                ==========        =========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                        EFTC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                  Nine-months Ended September 30, 2000 and 1999
                             (Dollars in Thousands)



                                                                2000              1999

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                        $ 2,797           $ 3,962
                                                                  =======           =======

    Refund received for income taxes                              $ 2,106           $     -
                                                                  =======           =======

Supplemental Schedule of Non-cash Investing and
  Financing Activities:
    Issuance of warrants to purchase common stock
      for debt issuance costs                                     $   326           $     -
                                                                  =======           =======

    Proceeds from sale of assets placed in escrow
      account                                                     $   500           $     -
                                                                  =======           =======
    Issuance of 390,000 shares of common stock in
      connection with lawsuit settlement obligation               $   987           $     -
                                                                  =======           =======

    Obligation to issue common stock in lawsuit settlement        $ 2,303           $     -
                                                                  =======           =======

    Issuance of preferred stock for exchangeable notes,
      net of debt issuance costs of $206                          $14,207           $     -
                                                                  =======           =======

    Stock options granted for deferred compensation               $   377
                                                                  =======

    Conversion of capital lease for property, plant and
      equipment to an operating lease                             $     -           $10,240
                                                                  =======           =======

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

At September 30, 2000, the Company had outstanding checks in excess of cash balances of $8,506, which are included in accounts payable in the accompanying balance sheet.

2.  Earnings Per Share

Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. For purposes of the weighted average share calculations, beginning on August 31, 2000 (the date the court approved the class action lawsuit settlement) the 1,300,000 shares required to be issued in the lawsuit settlement have been treated as issued and outstanding. As of September 30, 2000, the Company has not issued 910,000 of these shares, pending identification of the members of the "class" who will participate in the settlement.


 Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and Diluted Earnings Per Share are the same for the three and nine-month periods ended September 30, 2000 and 1999, as all potential common share issuances were antidilutive.


As discussed in Note 6, the Earnings per Share calculations for the three and nine months ended September 30, 2000, reflect accrued and deemed dividends related to convertible preferred stock that was issued during the third quarter of 2000.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


3.   Inventories

Inventories at September 30, 2000 and December 31, 1999 consist of the following:

                                                                 2000               1999
                                                                 ----               ----

Purchased parts and completed subassemblies, net                  $ 68,906           $ 43,971
Work-in-process                                                     17,403             13,317
Finished goods                                                       2,878              2,879
                                                                  --------          ---------
                                                                  $ 89,187           $ 60,167
                                                                  ========          =========

In connection with the long-term supply agreement with Honeywell, the Company purchased certain "life time buy" inventories that were expected to be used over a period of several years. Accordingly, at December 31, 1999, the Company classified inventories of approximately $3,100 as other long-term assets. In August 2000, Honeywell International, Inc. purchased life time buy inventories at a price equal to the net carrying value of $6.2 million. As a result of this transaction, no inventories were included in other long-term assets at September 30, 2000.

4. Headquarters Relocation and Change in Estimates


In July 2000, the Company announced plans to relocate its corporate headquarters from Denver to Phoenix. Accordingly, management assessed the estimated useful lives of the assets located in Denver and determined that it will not be practical to use certain assets at the Phoenix location. The Company also reevaluated the carrying value of intellectual property related to a customer whose business is expected to terminate by the end of 2000. The aggregate carrying value of the Denver assets and the intellectual property as of March 31, 2000 was $2,100. Accordingly, during the second quarter of 2000 the estimated useful lives of these assets were shortened to coincide with the expected period that the assets will continue to be used in the business. The impact of this change in estimate resulted in an increase in depreciation and amortization expense of $711 ($.05 per share) for the third quarter of 2000, and $1,422 ($.09 per share) for the nine months ended September 30, 2000.

In connection with the Denver headquarters relocation and other changes in management, the Company expects to incur up to $4,000 for severance, retention, moving costs, recruiting fees for new management and employees, and related costs. During the second and third quarters of 2000, the Company incurred $1,771 and $1,319, respectively, for these costs. Management estimates that approximately $900 of additional costs will be incurred through the first quarter of 2001.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)



5. Restructuring and Sales of Assets


Since the fourth quarter of 1998, the Company has taken actions to increase capacity utilization through the closure of two facilities and the sale of substantially all of the assets at two other divisions. The aggregate operating results for these divisions, derived from the Company's divisional accounting records (excluding corporate costs, interest expense and income taxes), for the three and nine month periods ended September 30, 2000 and 1999 are summarized as follows:

                                                                              Nine-months ended September 30
                                          Quarter ended September 30
                                               2000              1999             2000              1999
                                               ----              ----             ----              ----

Net sales                                         $  --           $ 20,378         $11,932          $ 83,225
Cost of goods sold                                   27             27,503          14,011            85,659
                                          -------------     --------------    ------------     -------------
     Gross profit (loss)                        $   (27)          $ (7,125)       $ (2,079)        $ (2,434)
                                          =============     ==============    ============     =============

Selling, general & administrative               $   (11)          $ (4,988)        $  (812)        $ (8,818)
                                          =============     ==============    ============     =============

Goodwill amortization                              $  --           $  (216)           $  --          $ (864)
                                          =============     ==============    ============     =============
                                          =============     ==============    ============     =============

Impairment expense                                 $  --          $ (1,400)        $  (250)        $ (1,400)
                                          =============     ==============    ============     =============

Management estimates that approximately $8,000 of the net sales for the nine months ended September 30, 2000 shown above relate to customers who have agreed to transition the manufacture of their products to other facilities operated by the Company. Presented below is a description of each division that was impacted by a sale or restructuring.

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

Southeast Operations. On September 30, 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. In connection with the restructuring, the Company recognized a charge of approximately $700 for severance costs related to approximately 200 employees who were terminated by April 2000. During the first quarter of 2000, the Company recognized charges totaling $950 for retention bonuses, relocation costs and other closure activities. During the second quarter of 2000, the Company recognized additional charges of $1,186 related to operations, impairment of equipment and final closure activities. As of September 30, 2000, the closure of this facility was complete and all severance and retention obligations had been satisfied.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)



Sale of Services Division. On September 1, 1999, the Company sold its Services Division for approximately $28,000. In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ended August 31, 2000 related to this division exceed $4,455 ("Target Earnings"), the Company will be entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings are less than Target Earnings, the Company will be required to refund an amount equal to three times the difference. The maximum amount that either party would be required to pay under the EC is $2,500. Accordingly, the Company deferred recognition of $2,500 of the consideration subject to the EC until the outcome was determined. This amount was included in other accrued liabilities in the accompanying balance sheet at December 31, 1999.


In October 2000, the purchaser notified the Company that actual earnings exceeded Target Earnings by $619, resulting in a payment due the Company of $1,857. Accordingly, during the quarter ended September 30, 2000, the Company recognized an additional gain of $4,357 under the EC. At September 30, 2000, the accompanying balance sheet includes a receivable from the purchaser of $1,533 (after deducting $324 due the purchaser for post closing adjustments).

Rocky Mountain Operations. In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. At September 30, 2000, all of the restructuring costs had been paid and no accrual was remaining related to these restructuring activities.

 6. Debt Financing


Refinancing of Debt. On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45,000 revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and inventories, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. At September 30, 2000, the outstanding principal balance was $25,653.

On March 30, 2000, the Company also repaid outstanding notes payable in the aggregate principal amount of $6,810 (net of discount) to a director of the Company. The Company and the director amended the terms of the remaining outstanding debt to provide for a new unsecured note in the principal amount of $3,000 that bears interest at 10% and is due March 2004.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)



Recapitalization. On March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer Capital Partners ("Thayer") and BLUM Capital Partners ("BLUM"). The first stage of the recapitalization involved the issuance of a total of $54,000 in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was closed on March 30, 2000. On July 14, 2000, the Company issued an additional $14,000 of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-BLUM Funding in the second stage of the transaction. As described below, on August 23, 2000, the March and July Exchangeable Notes were exchanged for the Senior Subordinated Convertible Notes (the "Convertible Notes") and the Series B Convertible Preferred Stock (the "Convertible Preferred Stock"), respectively.


The recapitalization also involved a tender offer by Thayer-BLUM Funding that was completed on August 23, 2000 for 5,625,000 shares of the Company's outstanding common stock at a price of $4.00 per share. Upon the completion of the final stage of the recapitalization, Thayer-BLUM Funding obtained the right to designate a majority of the members of the Company's board of directors and has the right to approve any significant financings, acquisitions and dispositions.


The March and July Exchangeable Notes initially provided for an interest rate of 15% and were accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, since shareholders approved the issuance of the Convertible Notes and the Convertible Preferred Stock and the tender offer was consummated, the warrants never became exercisable and expired. Accordingly, no value was assigned to the warrants in the accompanying financial statements.

Upon receipt of shareholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes. The Convertible Notes provide for interest at 8.875%, payable in kind, and may be converted into the Company's common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes were exchanged for the Convertible Preferred Stock that accrues dividends, compounded quarterly, at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock was initially equal to $14,233 (the aggregate principal balance of the July Exchangeable Notes plus accrued interest through August 22, 2000). The Convertible Preferred Stock is convertible into the Company's common stock at $1.80 per share, subject to adjustment.


The market price of the Company's common stock was in excess of the conversion price for the July Exchangeable Notes on the commitment date. Accordingly, for purposes of the calculation of Earnings Per Share, the Company was required to report a deemed dividend of $2,022 related to the holders of the Convertible Preferred Stock due to the existence of a "beneficial conversion feature" on the commitment date.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


Summary of Debt. At September 30, 2000 and December 31, 1999, long-term debt consists of the following:

                                                                                2000                1999
                                                                                ----                ----
  Senior   Subordinated   Convertible   Notes,   interest  at  8.875%,
  unsecured, due June 2006                                                      $ 56,070            $    --
  Accrued interest on Convertible Notes                                            1,740                 --
  Note  payable to  director,  interest at 10%,  unsecured,  due March
  2004                                                                             3,000              5,000
  Note payable to bank under revolving line of credit, interest at the prime rate plus .5% (10.0% at September 30, 2000),
  collateralized by substantially all assets, due March 2003                      25,653                 --

  Note payable to bank group under revolving line of credit, interest at the prime rate plus 2.25%, collateralized by substantially all

  assets, paid in March 2000                                                          --             33,184
  Note payable to director, interest at LIBOR plus 2%, annual principal payments of $50, due December 2002, unsecured, net of
  discount of $90, paid in March 2000                                                 --              4,810
                                                                                --------          ---------
            Total                                                                 86,463             42,994
            Less current maturities                                                   --             (5,018)
                                                                                --------          ---------
                      Long-term debt, less current maturities                   $ 86,463          $  37,976
                                                                                ========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The information set forth below contains "forward-looking statements." Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. See "Special Note Regarding Forward-Looking Statements" below.

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


         Other factors affecting the Company's quarterly results of operations may include, among other things, price competition, disposition of divisions and closure of operating units, the ability to obtain inventory from its suppliers on a timely basis, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company through managing inventories and other assets, the timing of expenditures in anticipation of increased sales, and fluctuations in the cost of components or labor. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter of the year.


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

Results of Operations

         The following table sets forth certain operating data as a percentage of net sales:

                                                Quarter Ended September        Nine-months ended September
                                                          30:                              30:
                                                ---------------------------    -------------------------------
                                                  2000            1999            2000             1999
                                                  ----            ----            ----             ----
Net sales                                           100.0%         100.0%           100.0%            100.0%
Cost of goods sold                                   93.3%         121.0%            97.0%            101.6%
                                               ------------    -----------    -------------    --------------
      Gross profit (loss)                             6.7%        (21.0)%             3.0%            (1.6)%

Selling, general and administrative                  10.3%          17.6%             9.7%             11.8%

Impairment of long-lived assets                         --           3.0%             0.7%              1.0%
Goodwill amortization                                 0.1%           0.5%             0.1%              0.7%
Recapitalization transaction costs                    0.5%             --             2.4%                --
                                               ------------    -----------    -------------    --------------
      Operating profit (loss)                       (4.2%)        (42.1%)           (9.9%)           (15.1%)
                                               ============    ===========    =============    ==============


                Quarter Ended September 30, 2000 Compared to 1999


         Net Sales. Net sales for the quarter ended September 30, 2000 were $86.3 million compared to $50.4 million for the quarter ended September 30, 1999, which is an increase of 71.1%. The Company has experienced major changes in its customers and facilities since the beginning of 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities were either sold or closed by September 30, 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell in connection with the long-term supply agreement entered into in March 1999. Approximately 55% of the Company's sales for the third quarter of 2000 were made under the Honeywell agreement. However, this increased revenue under the Honeywell supply agreement was offset by the loss of revenue from the Services Division that was sold on September 1, 1999, and the Company's Tucson assets that were sold on February 17, 2000. The Services division and the Tucson assets generated revenue of $10.9 million in the third quarter of 1999 compared to none in the third quarter of 2000.

         After eliminating sales (excluding sales related to customers who agreed to transition the manufacture of their products to another facility operated by the Company) related to facilities that were either closed or sold, adjusted net sales for the third quarter of 2000 amounted to $86.3 million compared to $39.6 million for the third quarter of 1999. This increase is entirely attributable to sales generated at the Company's Phoenix location under the long-term supply agreement with Honeywell.

         Gross Profit. The Company's gross profit in the third quarter of 2000 was $5.8 million compared to a $10.6 million deficiency in the third quarter of 1999. The 1999 deficiency was primarily attributable to the sale of assets and closure of certain facilities as discussed in Note 5 to the financial statements. The operations sold or closed accounted for $7.2 million of the 1999 deficiency. In addition to poor performance at the facilities that were closed or sold, the Company's other facilities also performed poorly due to capacity utilization issues, difficulties in dealing with start-up issues at the new Phoenix plant, and difficulties in managing a business that was undergoing dramatic and complex changes at a time when financial resources were not adequate.

         The improvement in gross profit during the third quarter of 2000 was favorably impacted by higher capacity utilization at most of the Company's facilities. The improvement in capacity utilization has been partially offset by generally higher compensation and benefits costs during the third quarter of 2000 compared to 1999. During the third quarter of 2000, profitability was favorably impacted by heightened management focus on operational issues and the renegotiation of unfavorable contracts with customers.


         During the first half of 2000, the Company was adversely affected by industry-wide parts shortages that contributed to unfavorable purchase price variance (PPV), which is a component of cost of goods sold. However, during the third quarter of 2000, the Company successfully negotiated with customers to recover approximately $2.0 million of unfavorable PPV that was incurred in prior quarters. Exclusive of PPV recoveries related to prior periods, PPV did not have a significant impact on third quarter 2000 results. For the third quarter of 1999 the Company had favorable PPV of $0.7 million.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") amounted to $8.9 million in the third quarter of both 2000 and 1999. SG & A expenses for the quarter ended September 30, 2000 included $1.5 million for consulting services intended to accelerate operational improvement at each of the Company's facilities. As discussed in Note 4 to the financial statements, SG & A expenses for the third quarter of 2000 include a charge of $0.7 million for accelerated depreciation and amortization of assets that will not be used after the Company relocates its corporate headquarters. The Company also recognized charges of $1.3 million for severance, recruiting and other costs associated with changes in management during the third quarter of 2000. For the third quarter of 1999, the Company incurred SG & A expenses of $5.0 million related to divisions that were sold or closed after September 30, 1999.

         After excluding all of the charges discussed above, SG & A expenses for the third quarter of 2000 amounted to $5.4 million compared to $3.9 million in the third quarter of 1999. The $1.3 million increase in SG & A in 2000 is primarily attributable to higher compensation and health insurance costs.


         Recapitalization Transaction Costs. In connection with the recapitalization discussed in Note 6 to the financial statements, during the third quarter of 2000 the Company incurred charges totaling $0.4 million for costs related to the recapitalization, including costs related to the Special Shareholders Meeting held on August 22, 2000, including printing costs, professional fees, and regulatory fees.


         Goodwill Amortization. Goodwill amortization for the third quarter of 2000 amounted to $0.1 million compared to $0.3 million in the third quarter of 1999. The decrease in 2000 was attributable to the sale of the Services Division on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the 1999 loss on sale of the Services Division.

         Interest Expense. Interest expense increased 47.8% to $2.9 million in the third quarter of 2000 compared to $1.9 million in the same quarter of 1999. For the quarter ended September 30, 2000, the Company's weighted average borrowings were $90.8 million compared to $49.6 million during the quarter ended September 30, 1999. The increase in debt resulted in higher interest cost in 2000. The increased debt level in 2000 is attributable to the March 30, 2000 issuance of $54 million of Exchangeable Notes that accrued interest at 15% until August 22, 2000. Upon shareholder approval of the issuance of the Convertible Notes, on August 23, 2000 the Exchangeable Notes were exchanged for Convertible Notes that bear interest at 8.875%. The Company also incurred interest expense at a rate of 15% on the July Exchangeable Notes that were outstanding for 40 days during the quarter. In addition to the higher rate on the Exchangeable Notes, interest expense was also negatively impacted in 2000 by increases in the prime rate, which impacts the interest rate on the Company's revolving credit facility.

         Income Tax Benefit. Due to significant net losses in 1999 and 2000, the Company has recorded a valuation allowance for all of its net deferred tax assets. The Company has a significant net operating loss carryforward available for financial reporting and income tax purposes. However, a portion of this carryforward may be subject to reduction or limitation as a result of changes in ownership or certain consolidated return filing regulations.



              Nine-months Ended September 30, 2000 Compared to 1999


         Net Sales. Net sales for the nine-months ended September 30, 2000 were $225.8 million compared to $159.5 million for the nine-months ended September 30, 1999, an increase of 41.6%. The Company experienced major changes in its customers and facilities since the beginning of 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities were either sold or closed by September 30, 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell in connection with the long-term supply agreement entered into in March 1999. Approximately 48% of the Company's sales for the nine months ended September 30, 2000 were made under the Honeywell agreement. However, this increased revenue under the Honeywell supply agreement was offset by the loss of revenue from the Services Division that was sold on September 1, 1999, and the Company's Tucson assets that were sold on February 17, 2000. The Services division and the Tucson assets generated revenue of $47.0 million in the nine-months ended September 30, 1999 compared to $4.4 million in the comparable period of 2000.

         After eliminating sales (excluding sales related to customers who agreed to transition the manufacture of their products to another facility operated by the Company) related to facilities that were either closed or sold, adjusted net sales for the first nine months of 2000 amounted to $221.4 million compared to $108.3 million for the first nine months of 1999, which is an increase of $113.1 million. Approximately $100.0 million of this increase is attributable to an increase in sales generated at the Company's Phoenix location under the long-term supply agreement with Honeywell.

         Gross Profit. The Company realized gross profit of 3.0% in the first nine months of 2000 compared to a gross profit deficiency of 1.6% in the first nine months of 1999. This 1999 deficiency was primarily attributable to charges related to decisions to sell assets and close certain facilities as discussed in
Note 5 to the financial statements. The operations sold or closed accounted for a gross profit deficiency of $2.4 million during the first nine months of 1999 compared to a gross profit deficiency of $2.1 million for the first nine months of 2000.


         In addition to poor performance at the facilities that were sold or closed, the Company's other facilities also performed poorly due to capacity utilization issues, difficulties in dealing with rapid growth issues at the new Phoenix plant, and difficulties in managing a business that was undergoing dramatic and complex changes at a time when financial resources were not adequate. The improvement in gross profit during the first nine months of 2000 was favorably impacted by higher capacity utilization at most of the Company's facilities. The improvement in capacity utilization has been partially offset by generally higher compensation and benefits costs during the first nine months of 2000 compared to 1999. During the third quarter of 2000, profitability was favorably impacted by heightened management focus on operational issues and the renegotiation of unfavorable contractual issues with customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") increased 16.0% to $22.0 million during the first nine months of 2000 compared to $18.9 million in the first nine months of 1999. SG & A expenses for the nine months ended September 30, 2000 included $3.0 million for consulting services intended to accelerate operational improvement at each of the Company's facilities. As discussed in Note 4 to the financial statements, SG & A expenses for the first nine months of 2000 include a charge of $1.4 million for accelerated depreciation and amortization of assets that will not be used after the Company relocates its corporate headquarters. The Company also recognized charges of $3.1 million for severance, recruiting and other costs associated with changes in management during the first nine months of 2000. Finally, as discussed in Note 5 to the financial statements, the results for the first nine months of 2000 include $0.8 million for SG & A expenses at divisions that were sold or closed by the end of September 2000. For the first nine months of 1999, the Company incurred SG & A expense of $8.8 million related to divisions that were sold or closed subsequent to September 30, 1999.

         After excluding all of the charges discussed above, SG & A expense for the first nine months of 2000 amounted to $13.7 million compared to $10.1 million in the first half of 1999. The increase in SG & A in 2000 is primarily attributable to an increase in compensation and benefits costs of $1.7 million, and information technology expenses of $1.0 million, royalty expense of $0.5 million, and insurance costs of $0.3 million.

         Impairment of Long-lived Assets. During the first nine months of 2000, the Company recognized an impairment charge of $1.7 million. This charge consists of $1.3 million for software that was abandoned and an additional $0.4 million for impaired equipment related to headquarters and plant closures. For the comparable period in 1999, the Company recognized impairment expense of $1.5 million that was incurred in connection with the sale and closure of four divisions.

         Recapitalization Transaction Costs. In connection with the recapitalization discussed in Note 6 to the financial statements, during the first nine months of 2000 the Company incurred charges totaling $5.3 million for financial advisor fees, a fee paid to Thayer-BLUM Funding, and due diligence costs for legal, accounting and management consultants. The Company capitalized costs directly associated with the March and July Exchangeable Notes and the new revolving credit agreement, and all other costs were charged to operations.


         Goodwill Amortization. Goodwill amortization for the first nine months of 2000 amounted to $0.2 million compared to $1.1 million in the first nine months of 1999. The decrease in 2000 was attributable to the sale of the Services Division on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the 1999 loss on sale of the Services Division.

         Interest Expense. Interest expense increased 59.8% to $7.3 million in the first nine months of 2000 compared to $4.5 million in the same period of 1999. For the nine months ended September 30, 2000, the Company's weighted average borrowings were $69.1 million compared to $56.2 million during the nine months ended September 30, 1999. The increase in debt resulted in higher interest cost in 2000. The increased debt level in 2000 is attributable to the March 30, 2000 issuance of $54 million of Exchangeable Notes that accrued interest at 15% until August 22, 2000. Upon shareholder approval of the issuance of the Convertible Notes, on August 23, 2000 the Exchangeable Notes were exchanged for Convertible Notes that bear interest at 8.875%. The Company also incurred interest expense at a rate of 15% on the July Exchangeable Notes for 40 days during the nine months ended September 30, 2000. The July Exchangeable Notes were exchanged for Convertible Preferred Stock on August 22, 2000 and, accordingly, the Company will not incur interest cost related to these notes after that date. In addition to the higher rate on the Exchangeable Notes, during 2000 interest expense was adversely affected by increases in the prime rate, which impacts the interest rate on the Company's revolving credit facility.


         Income Tax Benefit. Due to significant net losses in 1999 and 2000, the Company recorded a valuation allowance for all of its net deferred tax assets. The Company has a significant net operating loss carryforward that is available for financial reporting and income tax purposes. However, a portion of this carryforward may be subject to reduction or limitation as a result of changes in ownership or certain consolidated return filing regulations.

Liquidity and Capital Resources


         Working Capital and Operating Cash Flows. At September 30, 2000, working capital totaled $66.4 million compared to $26.2 million at December 31, 1999. The increase in working capital in 2000 is primarily attributable to the proceeds from the issuance of $54 million in principal amount of the March Exchangeable Notes and $14 million in principal amount of the July Exchangeable Notes as discussed in Note 6 to the financial statements.

         Net cash used by operating activities for the nine-months ended September 30, 2000 was $66.9 million compared to net cash used by operating activities of $2.6 million for the nine-months ended September 30, 1999. During the nine-months ended September 30, 2000, the Company incurred a significant operating loss that used approximately $11.2 million of cash. The Company also used cash of $43.8 million to fund an increase in inventories and $3.9 million to fund an increase in accounts receivable. During the nine-months ended September 30, 2000, the Company also utilized cash of $12.3 million related to a reduction in operating payables and other accrued liabilities. During this period, the Company's operating cash flows were favorably affected by collection of an income tax refund of $2.1 million and a reduction in prepaid expenses and other assets of $1.8 million.


         Receivable turns (e.g., annualized sales divided by period end accounts receivable) increased to 11.7 for the quarter ended September 30, 2000 compared to 8.6 for the quarter ended September 30, 1999. Receivable turns for the nine-months ended September 30, 2000 increased to 10.2 compared to 9.0 for the nine-months ended September 30, 1999. Receivable turns in 2000 have been positively impacted by favorable payment terms with Honeywell.

         Current inventories increased 48.2% to $89.2 million at September 30, 2000 from $60.2 million at December 31, 1999. Current inventory turns (i.e., annualized revenue divided by period end current inventory) for the three months ended September 30, 2000 indicate that the Company is turning its inventories
3.9 times per year. This compares to 3.2 times for the third quarter of 1999, and represents an improvement from 3.3 turns in the second quarter of 2000.


         Cash Requirements for Investing Activities. The Company used cash for capital expenditures totaling $5.1 million in the first nine months of 2000 (primarily related to expansion activities at the Company's Phoenix facility) compared with $11.9 million in the first nine months of 1999. Capital expenditures in 1999 were primarily attributable to leasehold improvements and equipment at the new facility in Phoenix in preparation for manufacturing services under the Honeywell supply agreement. During the first nine months of 2000, the Company also paid $0.5 million for commissions related to the 1999 sale of the Services Division. In February 2000, the Company received net proceeds of $12.7 million related to the sale of assets to Honeywell at the Company's former facility in Tucson.


         While the Company has not entered into any material commitments for capital expenditures, management expects to incur capital expenditures in the range of $1.5 million to $2.0 million during the fourth quarter of 2000.

         Financing Sources and Related Activities. In connection with the acquisition of the Services Division and the assets located in Tucson and Fort Lauderdale, the Company entered into a credit facility on September 30, 1997 with a bank group led by Bank One, Colorado, N.A. This facility was refinanced with proceeds from the recapitalization described below.

        Sale/Leaseback Transaction. A director of the Company entered into a sale/leaseback transaction with the Company in December 1998. The Company sold two manufacturing facilities located in Newberg, Oregon and Tucson, Arizona to the director for $10.5 million. The director leased these manufacturing facilities back to the Company for a term of five years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the recharacterization of the lease from a capital lease to an operating lease. As such, the buildings and the related debt are no longer reflected on the Company's balance sheets.

         Honeywell Supply Agreement. In March 1999, the Company entered into a long-term supply agreement with Honeywell International, Inc. While this contract provides a significant source of revenue to the Company, it also requires significant amounts of working capital to finance inventories and receivables, and the Company was required to incur significant costs for leasehold improvements and equipment at a new facility in Phoenix, Arizona. In order to respond to liquidity issues, the Company took a series of actions in 1999 that were designed to provide the necessary capital to meet existing obligations to suppliers and banks, and to have access to financing to meet the additional working capital requirements under the new Honeywell agreement. The first significant action after obtaining the Honeywell business was on September 1, 1999, when the Services Group was sold, resulting in net cash proceeds of $28.0 million. On September 30, 1999, the Company initiated the consolidation of its Ft. Lauderdale plant into three other EFTC facilities. In October 1999, the Company sold its facility in Greeley, Colorado for proceeds of $3.8 million.


        Issuance of Subordinated Notes and Warrants. A director of the Company purchased $15 million in aggregate principal amount of subordinated notes issued by the Company on September 9, 1997. The subordinated notes had a maturity date of December 31, 2002 and provided for interest at a variable rate (adjusted monthly) equal to 2.00% over the applicable LIBOR rate. The proceeds of these notes were used to acquire certain assets from Honeywell (formerly AlliedSignal, Inc.). In connection with the issuance of these subordinated notes, the Company issued warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $8.00 per share to the director. The warrants were exercised on October 9, 1997 resulting in net proceeds to the Company of $4.0 million. The Company prepaid $10.0 million of the outstanding principal amount of these notes early in December 1997 from the proceeds of a loan from the Company's senior lender. In connection with such prepayment, the Company agreed to pay the director a fee of approximately $325,000 in equal monthly installments through the original stated maturity date of the notes.

        In November 1999, the same director purchased $5 million in aggregate principal amount of subordinated notes issued by the Company. These notes had a maturity date of March 31, 2000 and provided for interest at a rate of 10%. In connection with the recapitalization transaction described below, the Company repaid the entire principal amount outstanding under the September 1997 note and $2 million of the principal amount outstanding under the November 1999 subordinated notes. In addition, the November note agreement was amended to reflect the $3.0 million in aggregate principal amount outstanding of subordinated notes, with a maturity date of March 30, 2004 and bearing interest at 10%. In addition, the Company paid the remaining outstanding prepayment fee of approximately $150,000 due in connection with the prepayment of the September 1997 notes and a fee of $100,000 due upon maturity of the November 1999 note.

         Recapitalization. Beginning in September 1999, the Company began searching for debt and equity financing that would permit the Company to also attract a new senior lender to replace the existing bank group. As a result of these efforts, on March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer Capital Partners ("Thayer") and BLUM Capital Partners ("BLUM"). The first stage involved the issuance of a total of $54 million in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was funded on March 30, 2000. On July 14, 2000, the Company issued an additional $14 million of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-BLUM Funding in the second stage of the transaction. As described below, on August 23, 2000, the March and July Exchangeable Notes were exchanged for the Senior Subordinated Convertible Notes (the "Convertible Notes") and the Series B Convertible Preferred Stock (the "Convertible Preferred Stock"), respectively.


The recapitalization also involved a tender offer by Thayer-BLUM Funding that was completed on August 23, 2000 for 5,625,000 shares of the Company's outstanding common stock at a price of $4.00 per share. Upon completion of the final stage of the recapitalization, Thayer-BLUM Funding obtained the right to designate a majority of the members of the Company's board of directors and has the right to approve any significant financings, acquisitions and dispositions.


The March and July Exchangeable Notes initially provided for an interest rate of 15% and were accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, since shareholders approved the issuance of the Convertible Notes and the Convertible Preferred Stock and the tender offer was consummated, the warrants never became exercisable and they expired.

Upon receipt of shareholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes. The Convertible Notes provide for interest at 8.875%, payable in kind, and may be converted into the Company's common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes were exchanged for the Convertible Preferred Stock that accrues dividends, compounded quarterly, at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock was initially equal to $14,233,000 (the aggregate principal balance of the July Exchangeable Notes plus accrued interest through August 22, 2000). The Convertible Preferred Stock is convertible into the Company's common stock at $1.80 per share, subject to adjustment.

         On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45 million revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and inventories, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. At September 30, 2000, the outstanding principal balance was $25.7 million.


         Based on the financing activities completed in March and July 2000, management believes the Company has adequate capital resources to fund working capital and other cash requirements during the remainder of 2000. However, depending on the timing and ability of the Company to improve operational performance, the Company may need to seek additional funds through public or private debt or equity offerings, bank borrowings or leasing arrangements. However, no assurance can be given that, if additional financing is needed, it will be available on terms acceptable to the Company.


Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, the Company or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, estimated costs expected to be incurred related to the relocation of corporate headquarters, prospects for achieving cost savings, increased capacity utilization, increased sales and profitability, the success of consulting services designed to improve operational results, and other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the loss of Honeywell as a customer, a decrease in orders received from Honeywell, or Honeywell's inability to pay, or inability or unwillingness to pay in a timely manner, its outstanding receivables held by the Company, the Company's ability to pay its suppliers in a timely manner, changes in economic or business conditions in general or affecting the electronic products industry in particular, changes in the use of outsourcing by original equipment manufacturers, increased material prices and service competition within the electronic component contract manufacturing industry, changes in the competitive environment in which the Company operates, the continued growth of the industries targeted by the Company or its competitors or changes in the Company's management information needs, difficulties in managing the Company's growth or in integrating new businesses, changes in customer needs and expectations, the Company's success in retaining customers affected by the closure of Company facilities, the Company's success in limiting costs associated with such closures, the Company's ability to keep pace with technological developments, increases in interest rates, governmental actions and other factors identified as "Risk Factors" or otherwise described in the Company's filings with the Securities and Exchange Commission. The forward looking statements included in the report represent the Company's view, as of the date of this report, and it should not be assumed that the statements made herein remain accurate at any future date. The Company does not intend to update these statements and undertakes no duty to update under any circumstances.


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



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


         The following are the material developments since the Company's Annual Report on Form 10-K filed on April 14, 2000, in the two legal proceedings that were filed against the Company and certain of its officers, directors, and shareholders during September and October 1998.

         In April 2000, the Company transferred $3.1 million to the class settlement fund and the Company will issue a total of 1.3 million shares of its common to members of the class and their counsel once the procedures set forth in the settlement are completed. A motion to approve the settlement was approved by the state court on August 31, 2000. To date the Company has issued 390,000 shares of common stock to plaintiff's counsel, per the terms of the settlement agreement. On September 29, 2000, the parties filed a motion in federal court to dismiss all claims with prejudice.


Item 2.  Changes in Securities and Use of Proceeds
         Not Applicable.

Item 3.  Defaults Upon Senior Securities
         Not Applicable.

Item 4.  Submission Of Matters To A Vote Of Security Holders


         On August 22, 2000, the Company held a Special Meeting of Shareholders for the purpose of considering approval of: (i) the issuance to Thayer-BLUM Funding, L.L.C. of Senior Subordinated Convertible Notes and Series B Convertible Preferred Stock, (ii) an amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 45 million shares to 75 million shares, and (iii) the adoption of the 2000 Equity Stock Option Plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to these solicitations.

In connection with the proposal for the issuance to Thayer-BLUM Funding, L.L.C. of Senior Subordinated Convertible Notes and Series B Convertible Preferred Stock, 8,344,439 shares were voted in favor of the proposal, 1,118,451 shares were voted against and 35,107 shares were abstained from voting on the proposal. This proposal was approved by the affirmative vote of the majority of the total votes cast on the proposal.

In connection with the proposed amendment to the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 45 million shares to 75 million shares, 9,350,083 shares were voted in favor of the proposal, 115,162 shares were voted against and 32,752 shares were abstained from voting on the proposal. This proposal was approved by the affirmative vote of a majority of the shares of common stock outstanding on the record date.

In connection with the proposal for the adoption of the 2000 Equity Stock Option Plan, 8,150,014 shares were voted in favor of the proposal, 1,311,186 shares were voted against and 36,797 shares were abstained from voting on the proposal. This proposal was approved by the affirmative vote of the majority of the total votes cast on the proposal.

For the Special Meeting of Shareholders, the total outstanding shares that were entitled to vote amounted to 15,543,489 shares. The number of outstanding shares that were represented by proxy amounted to 9,497,997 shares, or 61.1%.


Item 5.  Other Information
         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a).   Exhibits


The following exhibits are filed with this report:

*Exhibit 4.1   Articles of Amendment to the Articles of Incorporation of EFTC
               Corporation increasing the authorized number of shares of common stock to 75 million.

*Exhibit 4.2   Articles of Amendment to the Articles of Incorporation of EFTC
               Corporation eliminating Article VIII.

*Exhibit 27.1  Financial Data Schedule.
------------------------------------
* Filed herewith.

              (b).Reports on Form 8-K

              The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2000:


Item Reported                        Date of Report      Financial Statements


Changes in Control of Registrant     August 23, 2000     None Required

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


                                                  EFTC CORPORATION
                                                  ----------------
                                                       (Registrant)



Date:  November 14, 2000                          /s/ James K. Bass
                                                  -----------------
                                                  James K. Bass
                                                  Chief Executive Officer




Date:  November 14, 2000                          /s/ Peter W. Harper
                                                  -----------------------
                                                  Peter W. Harper
                                                  Chief Financial Officer




Date:  November 14, 2000                          /s/ James A. Doran
                                                  ------------------------
                                                  James A. Doran
                                                  Chief Accounting Officer