Form 10-K
period 2000-12-31
EFTC CORP/
filed 2001-03-30
CIK 916797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended December 31, 2000

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

                            2501 West Grandview Road
                                Phoenix, Arizona
                                ----------------
                    (Address of principal executive offices)
                                      85023
                                      -----
                                   (Zip code)
       Registrant's telephone number, including area code: (602) 789-6600
                                                           --------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of February 28, 2001, the number of outstanding shares of common stock was 15,933,489. As of such date, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market, was approximately $30,828,330.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Company's Proxy Statement for its 2001 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

                                     PART I.

Item 1.  Business

General

         EFTC Corporation (the "Company") is an independent provider of electronic manufacturing services to original equipment manufacturers. The Company focuses on high-mix solutions that target the aerospace, industrial controls and instrumentation, medical equipment, semiconductor capital equipment, networking and telecommunications equipment industries. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. High mix manufacturing involves processing printed circuit board assemblies in small-lots (25-100 assemblies per production run) in a flexible manufacturing environment.

Business Combination Proposal

         The Company announced on February 1, 2001 that its board of directors had received a proposal from K*Tec Electronics Corporation ("K*Tec") contemplating a business combination of the Company and K*Tec. K*Tec is a privately held company which was purchased in October 2000 by an affiliate of Thayer-BLUM Funding, L.L.C., the Company's principal shareholder. Although the proposal contemplates a non-cash transaction, neither a specific structure, exchange ratio, nor other terms and conditions of the business combination were included in the non-binding K*Tec offer. The Company's board of directors has appointed a special independent committee to consider the proposal and has authorized the committee to engage financial and legal advisors. The committee has engaged such advisors and is in the process of considering the proposal. The proposed business combination is subject to the approval of the special independent committee, the board of directors and shareholders, as well as a number of other material conditions, including negotiation of a definitive agreement and compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the parties will consummate the proposed business combination.

         The Company and K*Tec have entered into a Management and Cross-Services Agreement as of March 1, 2001 pursuant to which, pending completion of the business combination or the rejection of the proposal, the Company will provide K*Tec with executive support, supervisory and management services similar to those customarily provided by chief executive and chief financial officers as well as advice and assistance to the Board of Directors in the development and execution of an operating and business plan for K*Tec. K*Tec will provide the Company with certain marketing, sales support and information systems technology and will pay the Company a monthly management fee of $20,000.

Recapitalization

         On March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer Capital Partners ("Thayer") and BLUM Capital Partners ("BLUM"). The first stage of the recapitalization involved the issuance of a total of $54 million in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was closed on March 30, 2000. On July 14, 2000, the Company issued an additional $14 million of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-BLUM Funding in the second stage of the transaction. As described below, on August 23, 2000, the March and July Exchangeable Notes were exchanged for Senior Subordinated Convertible Notes (the "Convertible Notes") and Series B Convertible Preferred Stock (the "Convertible Preferred Stock"), respectively.

         The recapitalization also involved a tender offer by Thayer-BLUM Funding that was completed on August 23, 2000 for 5,625,000 shares of the Company's outstanding common stock at a price of $4.00 per share. Upon the completion of the final stage of the recapitalization, Thayer-BLUM Funding obtained the right to designate a majority of the members of the Company's board of directors and to approve any significant financings, acquisitions and dispositions.

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

         Upon receipt of shareholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes in the principal amount of $57,284,850. The Convertible Notes provide for interest at 8.875%, payable in kind, and may be converted into the Company's common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes were exchanged for the Convertible Preferred Stock that accrues dividends, compounded quarterly, at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock was initially equal to $14,233,333 (the aggregate principal balance of the July Exchangeable Notes plus accrued interest through August 22,
2000). The Convertible Preferred Stock is convertible into the Company's common stock at $1.80 per share.

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

         AlliedSignal Asset Purchase. During the period from August 1997 through February 1998, the Company completed two transactions with AlliedSignal, Inc., now Honeywell International Inc. ("Honeywell") pursuant to which the Company acquired inventories and equipment located in Fort Lauderdale, Florida and Tucson, Arizona for an aggregate purchase price of approximately $19.0 million. In connection with these activities, the parties entered into a long-term supply agreement for the production of circuit card assemblies. Both these facilities were closed in 2000.

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

         Northeast Operations Division. In September 1998, the Company acquired the circuit card assembly operations of the Agfa Division of Bayer Corporation. The Company purchased inventory and equipment for approximately $6.0 million and the parties entered into a long-term supply agreement for the manufacture of circuit card assemblies. This business is conducted in the Company's leased facility in Wilmington, Massachusetts and comprises the Northeast Operations Division.

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

         Southwest Commercial Operations Division. In March 1999, the Company entered into a ten-year supply agreement with Honeywell that included the acquisition of certain assets and inventory used in circuit card assembly manufacturing. For the year ended December 31, 2000 and 1999, sales under this agreement amounted to approximately $166 million and $28 million, respectively. The manufacturing activities under this agreement are conducted in the Company's leased facility in Phoenix, Arizona and a smaller facility in Tijuana, Mexico. These facilities comprise the Company's Southwest Commercial Operations Division. Effective November 2000, the supply agreement was replaced by a memorandum of understanding which will govern the relationship between the parties until the earlier of (i) implementation of a new contract or (ii) October 31, 2001.

         Relocation or Closure of Certain Facilities

         Corporate Headquarters. In July 2000, the Company announced its plan to relocate its corporate headquarters from Denver, Colorado to the Company's existing Phoenix, Arizona site, the Company's largest manufacturing facility. The move was completed by the end of 2000.

         Greeley, Colorado. In December 1998, the Company announced a plan to close the Rocky Mountain Division located in Greeley, Colorado and to consolidate the remaining business into other facilities, in an effort to improve capacity utilization and profitability. In October 1999, the Company completed the sale of the building in Greeley for net proceeds of approximately $3.8 million.

         Sale of Services Division. On September 1, 1999, the Company sold substantially all of the assets of its Services Division for approximately $28.1 million. In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ended August 31, 2000 related to the division sold are in excess of $4,455,000 ("Target Earnings"), the Company would have been entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings were less than Target Earnings, the Company would have been required to refund an amount equal to three times the difference. The maximum amount that either party would have been required to pay under the EC was $2.5 million. In October 2000, the purchaser notified the Company that actual earnings exceeded Target Earnings by $619,000, resulting in an additional payment to the Company of $1,857,000 in December 2000.

         Fort Lauderdale, Florida. In September 1999 the Company initiated a plan to close its facility in Fort Lauderdale and consolidate the business from that plant into three other EFTC facilities. In an effort to improve company-wide utilization, Ft. Lauderdale was closed as a result of its higher cost structure and the added benefits of transferring this business to facilities that were in closer proximity to the affected customers. The Ft. Lauderdale restructuring activities were substantially complete in the second quarter of 2000.

         Tucson, Arizona. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility in Tucson and the sublease of the facility to Honeywell. This sale closed in February 2000 and provided net proceeds to the Company of $12.7 million.

Manufacturing Services

         The Company provides a variety of manufacturing services ranging from the assembly of printed circuit cards to the full box-level integration of circuit cards, cables, harnesses and electro-mechanical assemblies. These and the following services are performed at the Company's various manufacturing locations that have obtained or are in the process of obtaining ISO-9002 certification from the International Organization of Standards.

         Material Services. The Company consults with its customers and their suppliers early in the component selection process. This early supplier involvement works to ensure an efficient supply stream that focuses not only on cost but also on availability of components and component life cycle. When material obsolescence affects its customers' designs, the Company can provide recommendations on alternative components through its Component Engineering group.

         Prototype Manufacturing Services. The Company provides two locations specializing in quick-turn manufacturing and prototype services that provide customers with 24 hour to 10-day turns. Personal Electronics, located in Manchester, New Hampshire, and the Company's new prototype manufacturing operation, located in Phoenix, Arizona, both provide full turnkey solutions with a high degree of customer service.

         Design Services. The Company also contributes to its customers' product design by providing "concurrent engineering," "design for manufacturability" and "design for testability" reviews. These reviews engage the Company's engineering group with the Company's customers early in the design process to reduce variation, cost and complexity in new designs. Upon completion of the design, the Company also offers third party design services to assist its customers in getting their product to market.

         Manufacturing Processes. The Company's manufacturing methodology is central to supporting high mix manufacturing. While typical high volume manufacturing companies use long high-volume runs to recover costs incurred in the initial set-up for the manufacturing process, the Company's high mix manufacturing technique focuses on parallel processing and setup reductions in order to reduce initial set-up investments.

         Testing Services. The Company offers in-circuit, functional and environmental test screening. These tests verify that components have been properly placed and electrical continuity exists at the proper places on the circuit card. Functional testing is performed on the in-circuit testers or separate test adapters and verifies the board or system is in compliance with customer specifications. Environmental tests determine how the product will function at various temperatures and seeks to identify and remove any latent defects that might appear later in the product life cycle.

Customers and Sales

         The Company seeks to serve traditional high mix OEMs and OEMs that produce high-volume products. The Company's sales force is located regionally, and the Company's sales approach is designed to align the Company's sales efforts in close proximity to its customers and the Company's regional manufacturing facilities. The Company continues to focus on the following markets: (1) aerospace; (2) industrial controls and instrumentation; (3) networking and telecommunications equipment; and (4) medical equipment and (5) semiconductor capital equipment.

         The following table presents the Company's net sales for manufacturing services by industry segment for the years ended December 31, 2000, 1999 and 1998:

                                                  2000        1999        1998
                                                  ----        ----        ----

Aerospace                                          74%        60%         46%
Industrial controls and instrumentation            11%        19%         18%
Networking and telecommunications equipment
                                                   9%          6%          5%
Computer-related products                          2%         14%         28%
Medical equipment, semiconductor capital
equipment and other                                4%          1%          3%
                                               --------    --------    ---------
          Total                                   100%        100%        100%
                                               ========    ========    =========

         Sales to significant customers as a percentage of total net sales for the years ended December 31, 2000, 1999 and 1998, were as follows:

                                2000           1999            1998
                                ----           ----            ----

AlliedSignal, Inc.               --             46%            42%
Honeywell, Inc.                 73%             10%             3%
                             -----------    ------------    -----------
    Pro Forma Combined          73%             56%            45%
                             ===========    ============    ===========

         In December 1999, AlliedSignal and Honeywell completed their merger and the combined company was named Honeywell International, Inc. The pro forma disclosure above presents the customer concentration as if the merger had occurred on January 1, 1998. The Company historically has relied on a small number of customers to generate a significant percentage of its revenue. During 2000, the Company's ten largest customers accounted for 93% of the Company's net revenue. The loss of Honeywell as a customer would, and the loss of any significant customer could, have a material adverse effect on the Company's financial condition and results of operations.

         In December 2000, Honeywell announced a merger with General Electric Company. In January 2001, the Honeywell shareholders approved the merger; however, the consummation of the merger is subject to regulatory approvals and other customer closing conditions. The effect of the merger on the Company's relationship with Honeywell and the volume of business with Honeywell can not be determined at this time.

         In addition, the Company holds significant accounts receivable from sales to certain customers. At December 31, 2000, approximately 69% of the Company's net trade receivables were due from Honeywell and 5% of net trade receivables were due from Bayer Corporation. The insolvency or other inability of a significant customer to pay outstanding receivables could have a material adverse effect on the Company's results of operations and financial condition.

         If the Company is not able to expand its customer base, the Company will continue to depend upon one customer for a significant percentage of its net sales. Despite existing contractual arrangements, there can be no assurance that current customers, including Honeywell, or future customers of the Company, will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company.

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

Backlog

         Although the Company obtains firm purchase orders from customers, most customers do not place firm purchase orders for products until 30-90 days prior to the delivery date for the finished goods. Backlog covered by firm purchase orders does not demonstrate a meaningful projection of the Company's future sales since orders may be modified or canceled. Accordingly, backlog information is not presented herein.

Competition

         Competition in the electronic manufacturing services industry is intense. The contract manufacturing services provided by the Company are available from many independent sources. The Company also competes with in-house manufacturing operations of current and potential customers. The Company competes with numerous domestic and foreign EMS firms, including SCI Systems, Inc., Solectron Corporation, Benchmark Electronics, Inc., Plexus Corp., Group Technologies Corporation, Sanmina Corporation, Flextronics International Ltd., ACT Manufacturing, Inc., Manufacturers Services, Ltd. and others. The Company also faces competition from its current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. Certain of the Company's competitors have broader geographic presence than the Company, including manufacturing facilities in foreign countries. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing or marketing resources than the Company. The Company believes that the principal competitive factors in its targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location and price.

Suppliers

         The Company uses numerous suppliers of electronic components and other materials for its operations. From time to time, some components used by the Company have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. Such shortages have disrupted the Company's operations in the past, which has resulted in incomplete or late shipments of products to the Company's customers. The Company's inability to obtain any needed components during future periods of allocations could cause delays in shipments to the Company's customers and could adversely affect results of operations. The Company attempts to mitigate the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs.

Patents and Trademarks

         The Company currently has two registered trademarks, which consist of "EFTC" and "APM" (including the related design) and two unregistered trademarks that consist of "APM" and "Asynchronous Process Manufacturing." The Company's management does not believe that patent or trademark protection is material to the Company's business.

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

Employees

         As of December 31, 2000, the Company had 1,863 full-time equivalent employees, of whom 1,248 were engaged in manufacturing operations services, 549 in material handling and procurement, and 66 in finance, sales and administration. The Company also engaged the full-time services of 410 temporary laborers through employment agencies in manufacturing and operations. None of the Company's employees is subject to a collective bargaining agreement. Management believes that the Company's relationship with its employees is good.

Special Considerations

         Dependence on Honeywell. During 2000, Honeywell accounted for approximately 73% of the Company's net revenues and at December 31, 2000, approximately 69% of the Company's net trade receivables were due from Honeywell. For the year ending December 31, 2001, the Company expects that Honeywell will continue to account for a significant concentration of the Company's business. Effective November 2000, the Company's ten-year supply agreement with Honeywell was replaced with a Memorandum of Understanding which will govern the relationship between the parties until the earlier of (i) implementation of a new contract or (ii) October 31, 2001. There can be no assurance that a new contract with Honeywell can be negotiated in a timely manner, or at all, or that such contract can be negotiated on terms favorable to the Company. In December, 2000, Honeywell announced a merger with General Electric Company. In January 2001, the Honeywell shareholders approved the merger; however, the consummation of the merger is subject to regulatory approvals and other customary closing conditions. The effect of the merger on the Company's relationship with Honeywell and the volume of business with Honeywell can not be determined at this time. The loss of Honeywell as a customer, a decline in the volume of business with Honeywell, implementation of less favorable terms for the business with Honeywell, or Honeywell's insolvency or inability or unwillingness to pay outstanding receivables in a timely manner, would have a material adverse effect on the Company's results of operations and financial condition.

         Acquisition Strategy. The Company has actively pursued in the past, and expects to actively pursue in the future, including consideration of the business combination proposal from K*Tec, acquisitions in furtherance of its strategy of expanding its operations, geographic markets, service offerings, customer base and revenue base. Acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, products and services of the acquired companies and assets, the diversion of management's attention and the Company's financial resources from other business activities, the potential to enter markets in which the Company has no or limited prior experience and where competitors in such markets have stronger market positions and the potential loss of key employees and customers of the acquired companies. In addition, during the integration of an acquired company, the financial performance of the Company will be subject to the risks commonly associated with an acquisition, including the financial impact of expenses necessary to realize benefits from the acquisition and the potential for disruption of operations. The Company may incur significant amounts of indebtedness in connection with future acquisitions. Future acquisitions may also involve potentially dilutive issuances of equity securities. There can be no assurance that the Company will be able to identify suitable acquisition opportunities, to price such acquisition opportunities properly, to consummate acquisitions successfully or integrate acquired personnel and operations into the Company successfully.

         Control by Thayer-BLUM Funding. After completion of the recapitalization, Thayer-BLUM Funding now owns and is able to vote a majority of the outstanding common stock of the Company based upon the number of shares outstanding on February 28, 2001. With such share ownership, Thayer-BLUM Funding is able to assure approval of any matters presented to a shareholder vote that it wishes to approve, including electing the directors that it chooses.

         Thayer-BLUM Funding is an entity established by affiliates of Thayer Capital Partners and BLUM Capital Partners to hold securities of the Company and is controlled solely by such affiliates. These entities in turn are controlled by Thayer Capital Partners and BLUM Capital Partners.

         Thayer Capital Partners is a private equity investment firm based in Washington, DC. Thayer manages two private equity funds with more than $1.2 billion under management. The firm focuses on buyouts and growth equity investments in four primary industries: information technology and services, electronics and outsourced manufacturing, travel and leisure services, and outsourced business services.

         BLUM Capital Partners is a San Francisco-based private equity and strategic block investment firm, which manages in excess of $3 billion in capital both domestically and internationally. BLUM has invested in a wide variety of businesses and has been successful initiating value-enhancing strategies, including going-private transactions, equity infusions to either restructure a balance sheet or provide growth capital, share repurchases, acquisition programs, and business unit divestitures.

         Management Information System and Outsourcing Arrangement. The Company's management information system (the "MIS System") is based on commercially available Oracle software products, that is designed to track and control all aspects of its manufacturing services, as well as the Company's financial accounting applications. The Company has outsourced its Oracle hosting platform and its other information technology functions to a third party provider. There can be no assurance that the MIS System will continue to operate as designed or provide the Company's operations any additional efficiency. If the MIS System fails to operate as designed or the Company's business processes are not properly integrated with the MIS System, or the third party provider does not perform functions properly or at all, the Company's operations could be disrupted in a variety of ways including lost orders, orders that can not be filled in a timely manner, inventory shortfalls and excess inventories, any or all of which could result in lost customers and revenues. In addition, the Company could be required to write-off costs associated with the MIS System if the system acquisition and implementation costs are considered to be impaired. Such disruptions or events could adversely affect results of operations and the implementation of the Company's high mix manufacturing strategy.

         Integration of Systems; Management of New Facilities. The Company acquired or opened ten new facilities during 1997 and 1998, and two facilities were opened in 1999. During 1999 the Company sold or closed four facilities and two more facilities were closed in the first half of 2000. The Company's expansion into new facilities across the country placed a significant strain on the Company's management information, operating and financial systems, as well as the Company's management resources. In order to maintain and improve results of operations, the Company's management will be required to better integrate these facilities, as well as any new facilities acquired in any future business combinations, such as the one proposed by K*Tec, into the Company's existing systems and management structure. The Company needs to continue to implement and improve its management information, operating and financial systems and internal controls, to attract and retain qualified management personnel, to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively integrate and manage its facilities could adversely affect the Company's results of operations.

         New Management Team. The Company's entire senior management team has only been working together since the completion of the initial stage of the recapitalization by Thayer-BLUM, in July 2000. The Company's Chief Executive Officer, Chief Financial Officer and Senior Vice President of Operations all joined the Company in July 2000. If the management team cannot successfully work together, the Company may not be able to execute its business strategy successfully or compete effectively. Any failure to manage the Company's operations or any proposed expansion effectively could harm the Company's business.

         Diversion of Management Attention. The Company and K*Tec have entered into a Management and Cross-Services Agreement pursuant to which the Company will provide executive support, supervisory and management services to K*Tec similar to those customarily provided by chief executive and chief financial officers as well as advice and assistance to the Board of Directors of K*Tec in the development and execution of an operating and business plan for K*Tec.

Providing these services, as well as performing due diligence and handling various other matters related to the K*Tec business combination proposal may divert the attention of the management team from the day-to-day business and operations of the Company which may disrupt or harm the Company's business and operations or not enable the Company's business to grow or expand efficiently or quickly.

Item 2.  Description of Property

         The following table describes the Company's material properties during 2000.

                                 Year Acquired/         Approximate       Owned/
           Location                  Opened               Size            Leased (1)          Primary Services
           --------                  ------               ----            ----------          ----------------
Newberg, Oregon                       1998        65,000 square feet      Leased (2)            Manufacturing
Moses Lake, Washington                1997        20,000 square feet      Leased (3)            Manufacturing
Ft. Lauderdale, Florida*              1997        97,000 square feet     Subleased(4)           Manufacturing
Tucson, Arizona *                     1998        65,000 square feet      Leased (5)            Manufacturing
Phoenix, Arizona                      1999        99,000 square feet      Leased (6)            Manufacturing
Phoenix, Arizona                      1999        46,000 square feet      Leased (6)       Manufacturing and Executive Offices
Tijuana, Mexico                       1999        30,000 square feet      Leased (7)            Manufacturing
Manchester, New Hampshire             1998        19,000 square feet      Leased (8)            Manufacturing
Wilmington, Massachusetts             1998        54,000 square feet     Subleased (9)          Manufacturing
Ottawa, Kansas                        1998        40,000 square feet      Owned (10)            Manufacturing
Denver, Colorado *                    1997        18,000 square feet      Leased (11)     Former Executive Offices

         The Company believes its facilities are in good condition.
---------------
*      This facility was closed by the Company in 2000.
(1) Pursuant to the terms of the Bank of America, N.A. Loan (as defined below), substantially all of the Company's owned and leased property is subject to liens and other security interests in favor of Bank of America ("Bank of America"), and any other lenders from time to time under the Bank of America Loan.
(2) The Company purchased approximately 12 acres of land from an unaffiliated third party and built a 65,000 square foot facility in Newberg, Oregon. This facility was sold to a related party in December 1998 and was leased back by the Company. The lease term is for 5 years.
(3) This facility is leased from an unaffiliated third party on a year-to-year basis.
(4) The Company subleased a 97,000 square foot portion of a building from Honeywell. In September 1999 the Company initiated a plan to consolidate and close its operations in Fort Lauderdale, Florida. This sublease agreement was terminated in April 2000.
(5) The Company purchased approximately 20 acres of land and a 65,000 square foot building in Tucson, Arizona, for $1.8 million. The Company remodeled and moved into the facility in February 1998. This facility was sold to a related party in December 1998 and was leased back by the Company. The lease term is for 5 years. The Company sold the assets and inventory located at this facility to Honeywell in February 2000. Honeywell has agreed to sublease the facility from the Company for at least 18 months at the same cost as the Company pays to the landlord, with an option to extend the term until December 2003 when the Company's primary lease term expires.
(6) The Company leases two facilities that comprise 145,000 square feet from an unrelated third party. The lease expires in July 2007 with two additional option terms of 5 years each. During 2000, the Company dedicated approximately 14,000 square feet of one of the buildings for new executive offices.
(7) The Company utilizes this facility through a contractual arrangement with an unrelated third party. This arrangement continues through July 2001, and may be extended at the Company's option for subsequent one-year periods.
(8) The Company leases a 19,000 square foot facility from an unrelated third party. The lease expires in August 2001.
(9) The Company subleases a 54,000 square foot facility from Bayer-Agfa on a year-to-year basis until March 31, 2003. The Company has provided notice to its landlord that it will vacate this facility in March 2001 and continues to occupy the space. The Company is in the process of locating a new facility in Massachusetts.
(10) The Company purchased a 40,000 square foot facility from Honeywell, remodeled this facility and commenced manufacturing operations in the facility in December 1998.
(11) This facility is leased from an unaffiliated party through January 31, 2005. The Company has identified a tenant interested in subleasing a portion of this space and is working to identify a tenant for the remaining space.

Item 3.  Legal Proceedings

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

Two legal proceedings, one in Colorado State court, the other in U.S. District Court, were filed against the Company and certain of its officers, directors and shareholders during September and October 1998. The proceedings arose in connection with the decrease in the trading price of the Company's common stock that occurred in August 1998 and made substantially the same allegations. The Company has reached a settlement of all claims in the above-entitled lawsuits. An order approving the terms of the settlement was approved by the state court on August 31, 2000. On September 29, 2000, the parties filed a motion in federal court to dismiss all claims with prejudice.

Pursuant to the settlement agreement with plaintiffs, in April 2000, the Company transferred $3.1 million to the class settlement fund and the Company will issue a total of 1.3 million shares of its common to members of the class and their counsel once the procedures set forth in the settlement are completed. In addition, the Company's insurer also contributed $2.9 million to the class settlement fund. To date the Company has issued 390,000 shares of common stock to plaintiff's counsel, per the terms of the settlement agreement. The Company will issue the remaining 910,000 shares of common stock following completion of the claims administration process by plaintiff's counsel.

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 2, 2000, the Company held its Annual Meeting of Shareholders for the purpose of: (i) electing one Class I director to serve until the 2001 annual meeting of shareholders, two Class II directors to serve until the 2002 annual meeting of shareholders, and two Class III directors to serve until the 2003 annual meeting of shareholders, (ii) approving an amendment to the Company's Amended and Restated Articles of Incorporation eliminating the special shareholder voting requirements applicable to certain transactions between the Company and shareholders that beneficially own 10% or more of the Company's voting stock, and (iii) ratifying the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ended December 31, 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to these solicitations.

In connection with the proposal for the election of directors, all of the directors were elected based on the affirmative vote of the majority of the total votes cast on the proposal as follows:

                                                       Number of Shares Voted:
                                              ----------------------------------
                                                In Favor     Against  Abstained

Class I Director (term expires in 2001):
        James K. Bass                            14,951,710     300        --

Class II Directors (term expires in 2002):
        Douglas P. McCormick                     14,951,710     300        --
        Jose S. Medeiros                         14,951,710     300        --

Class III Directors (term expires in 2003):
        Jeffrey W. Goettman                      14,951,710     300        --
        John C. Walker                           14,951,710     300        --

The Company's other Class I directors are Richard L. Monfort and Allen S. Braswell, Jr. The Company's other Class II director is Jack Calderon, who has announced his resignation as a director effective March 31, 2001.

In connection with the proposed amendment to the Company's Amended and Restated Articles of Incorporation eliminating the special shareholder voting requirements applicable to certain transactions between the Company and shareholders that beneficially own 10% or more of the Company's voting stock, 14,945,616 shares were voted in favor of the proposal, 1,394 shares were voted against and 5,000 shares abstained from voting on the proposal. Accordingly, the proposal was approved by the affirmative vote of a majority of the total votes cast on this matter.

In connection with the proposal ratifying the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ended December 31, 2000, 14,952,010 shares were voted in favor of the proposal, no shares were voted against and no shares abstained from voting on the proposal. Accordingly, the proposal was approved based on the affirmative vote of the majority of the total votes cast on the proposal.

For the Annual Meeting of Shareholders, the total outstanding shares of common stock that were entitled to vote amounted to 15,933,489 shares. Additionally, each outstanding share of Series B Convertible Preferred Stock was entitled to the number of votes equal to the number of shares of common stock into which each share of Series B Convertible Preferred Stock was convertible on the record date, resulting in an additional 7,936,169 shares entitled to vote on the proposals. Accordingly, the total shares entitled to vote on the proposals amounted to 23,869,658 shares and the number of outstanding shares that were represented by proxy amounted to 14,952,010 shares, or 62.6%.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's common stock is quoted on the Nasdaq National Market under the symbol "EFTC". On February 28, 2001, there were approximately 269 shareholders of record of the Company's Common Stock.

         The following table sets forth the high and low sale prices for the Company's common stock, as reported on the Nasdaq National Market, for the quarters presented.

                         2000 Sales Prices                1999 Sale Prices
                       --------------------             -------------------
                       High             Low             High            Low
                       ----             ---             ----            ---
First Quarter          $3.22           $2.00           $5.75           $3.38
Second Quarter          3.19             1.69            6.75           4.00
Third Quarter           3.06             1.94            5.19           2.63
Fourth Quarter          2.06             1.03            3.59           1.50

Dividends

         The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The future payments of dividends, if any, on common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition and other relevant factors. However, the Company's loan agreement with Bank of America as well as terms of the Convertible Notes prohibits payment of dividends without the lender's consent.

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

         In December 1999, the Company issued warrants to purchase an aggregate of 10,000 shares of the Company's common stock at a price of $4.00 per share to a financial advisor as additional consideration for services rendered to the Company. The Company determined that the issuance of such warrant was exempt from registration under Section 4(2) of the Securities Act.

         On March 30, 2000, in connection with the recapitalization described in
Item 1, the Company issued $54 million of Senior Subordinated Exchangeable Notes due on June 30, 2006, with paid in kind interest at 15%. Upon consummation of the recapitalization on August 23, 2000, the Exchangeable Notes were exchanged for $57,284,850 in principal amount of Senior Subordinated Convertible Notes due June 30, 2006, with paid in kind interest at 8.875%. The Convertible Notes, plus accrued interest, are convertible to common stock at $2.58 per share. These notes were accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $0.01 per share. These warrants never became exercisable and expired. The Company determined that the issuance of the subordinated notes and warrants was exempt from registration under Section 4(2) because the transaction involved a negotiated purchase of securities by an accredited investor.

         In April 2000, the Company issued warrants to purchase an aggregate of 525,000 shares of the Company's common stock at a price of $3.00 per share to two financial advisors as additional consideration for services rendered to the Company. The Company determined that the issuances of such warrants were exempt from registration under Section 4(2) of the Securities Act.

         On July 14, 2000, in connection with the recapitalization described in
Item 1, the Company issued an additional $14 million of Senior Subordinated Exchangeable Notes due on June 30, 2006, with paid in kind interest at 15%. Upon consummation of the recapitalization on August 23, 2000, the Exchangeable Notes were exchanged for Series B Convertible Preferred Stock, with accrued dividends at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock was initially equal to $14,233,333 (the aggregate principal balance of the July Exchangeable Notes plus accrued interest through August 22, 2000). The Series B Convertible Preferred Stock, plus accrued dividends, is convertible to common stock at $1.80 per share. The Company determined that the issuance of the Exchangeable Notes and the Series B Convertible Preferred Stock was exempt from registration under Section 4(2) because the transaction involved a negotiated purchase of securities by an accredited investor.

         On September 29, 2000, the Company issued 390,000 shares of its common stock to plaintiff's counsel in connection with the settlement of a class action securities lawsuit that was filed in 1998 and settled in 2000. The Company determined that the issuance of such shares was exempt from registration under
Section 4(2) of the Securities Act.

Volatility

         Since the Company completed its initial public offering in 1994, the Company's common stock has experienced significant price volatility, and such volatility may continue to occur in the future. Factors such as announcements of large customer orders, order cancellations, new product introductions by the Company, events affecting the Company's competitors and changes in general conditions in the electronics industry, as well as variations in the Company's actual or anticipated results of operations, may cause the market price of the Company's common stock to fluctuate significantly. Furthermore, the stock market has experienced extreme price and volume fluctuations in recent years, often for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may materially adversely affect the price of the Company's common stock. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Item 6.  Selected Financial Data.

         The following selected financial data as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, are derived from the audited financial statements of the Company included in Item 8 and should be read in conjunction with such financial statements and the notes thereto. The data presented below as of December 31, 1998, 1997 and 1996, and for the years ended December 31, 1997 and 1996, are derived from audited financial statements of the Company that are not included in this report.

                                                                    Year Ended December 31,
                                           --------------------------------------------------------------------------
Statement of Operations Data:                 2000            1999           1998           1997            1996
                                              ----            ----           ----           ----            ----
                                                             (In thousands, except per share data)
Net sales                                     $327,444       $221,864       $ 226,780       $122,079        $ 60,910
Cost of goods sold                             311,485        229,892         200,581        102,166          56,277
                                           ------------    -----------    ------------   ------------    ------------
      Gross profit (loss)                       15,959         (8,028)         26,199         19,913           4,633

Selling, general and administrative             23,926         25,389          22,838         12,711           5,916
Recapitalization transaction costs               5,336             --              --             --              --
Severance, retention, closure and                4,579            300             200             --              --
relocation
Impairment of long-lived assets                  1,662          2,822           3,342             --             726
Litigation settlement                               --          6,400              --             --              --
Merger costs                                        --             --           1,048             --              --
Goodwill amortization                              267          1,133           1,564            547              --
                                           ------------    -----------    ------------   ------------    ------------
      Operating income (loss)                  (19,811)       (44,072)         (2,793)         6,655          (2,009)
Interest expense                                (9,556)        (6,516)         (4,312)        (2,411)           (576)
Gain (loss) on sale of assets                    4,369        (20,880)            400          1,156              50
Other, net                                         (15)           (55)           (104)           139              50
                                           ------------    -----------    ------------   ------------    ------------
      Income (loss) before income taxes        (25,013)       (71,523)         (6,809)         5,539          (2,485)

Income tax benefit (expense)                        --         (2,180)          2,631         (2,118)            867
                                           ------------    -----------    ------------   ------------    ------------
         Net income (loss)                    $(25,013)      $(73,703)      $  (4,178)      $  3,421        $ (1,618)
                                           ============    ===========    ============   ============    ============
Net Income (Loss) Applicable to Common
Stockholders:
      Net income (loss)                       $(25,013)      $(73,703)      $  (4,178)      $  3,421        $ (1,618)
      Pro forma tax adjustment                      --             --            (317)           (41)             10
      Accrued dividends on preferred              (450)            --              --             --              --
      stock
      Deemed dividend on preferred stock        (2,022)            --              --             --              --
                                           ------------    -----------    ------------   ------------    ------------
         Net income (loss) applicable to
         common stockholders                  $(27,485)      $(73,703)      $  (4,495)      $  3,380        $ (1,608)
                                           ============    ===========    ============   ============    ============
Earnings Per Share:
      Basic                                   $  (1.72)      $  (4.74)      $    (.31)      $    .40        $   (.28)
                                           ============    ===========    ============   ============    ============
      Diluted                                 $  (1.72)      $  (4.74)      $    (.31)      $    .38        $   (.28)
                                           ============    ===========    ============   ============    ============
Weighted Average Shares:
      Basic                                     15,978         15,543          14,730          8,502           5,742
                                           ============    ===========    ============   ============    ============
      Diluted                                   15,978         15,543          14,730          8,955           5,742
                                           ============    ===========    ============   ============    ============
EBITDA Disclosures:
      EBITDA(1)(3)                            $ (7,042)      $(57,765)      $   3,747       $ 10,580        $   (657)
                                           ============    ===========    ============   ============    ============
      Adjusted EBIDTA(2)(3)                   $    166       $(27,363)      $   7,937       $  9,424        $    634
                                           ============    ===========    ============   ============    ============

(1) EBITDA represents net income (loss) from operations before interest, taxes, depreciation and amortization.
(2) Adjusted EBITDA represents EBITDA excluding recapitalization transaction costs, severance, retention, closure and relocation costs, impairment of long-lived assets, litigation settlement, merger costs, and gain (loss) on sale of assets.
(3) The primary measure of operating performance is net income (loss). "EBITDA" and "Adjusted EBITDA" should not be construed as alternatives to net income
     (loss), determined in accordance with generally accepted accounting principles ("GAAP"), as an indicator of operating performance or as an alternative to cash flows from operating activities, determined in accordance with GAAP. In addition, the measure of EBITDA presented herein by the Company may not be comparable to other similarly titled measures of other companies.

                                                                    Year Ended December 31,
                                              2000            1999           1998           1997            1996
                                              ----            ----           ----           ----            ----
                                                             (In thousands, except per share data)
Cash Flow Data:

      Cash provided (used) by:

         Operating activities               $ (67,526)      $ (9,873)       $(18,181)      $(29,414)        $  (508)

         Investing activities                   7,682         17,752         (21,924)       (42,074)         (1,837)

         Financing activities                  59,171         (7,786)         38,851         72,958           2,049


                                                                         December 31,
                                           --------------------------------------------------------------------------
Balance Sheet Data:                           2000            1999           1998           1997            1996
                                              ----            ----           ----           ----            ----

      Working capital                       $  72,037       $ 26,232        $ 59,037       $ 43,634         $ 9,284

      Total assets                            159,572        131,129         190,666        148,825          24,037

      Total debt                               90,652         42,994          54,983         44,959           5,917

      Shareholders' equity                     14,205         21,278          94,979         75,221          13,850


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

General

         EFTC Corporation (the "Company") is an independent provider of electronic manufacturing services to original equipment manufacturers. The Company focuses on high-mix solutions that target the aerospace, industrial controls and instrumentation, medical equipment, semiconductor capital equipment, networking and telecommunications equipment industries. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. High mix manufacturing involves processing printed circuit board assemblies in small-lots (25-100 assemblies per production run) in a flexible manufacturing environment.

Business Combination Proposal

         The Company announced on February 1, 2001 that its board of directors had received a proposal from K*Tec Electronics Corporation ("K*Tec") contemplating a business combination of the Company and K*Tec. K*Tec is a privately held company which was purchased in October 2000 by an affiliate of Thayer-BLUM Funding, L.L.C., the Company's principal shareholder. Although the proposal contemplates a non-cash transaction, neither a specific structure, exchange ratio, nor other terms and conditions of the business combination were included in the non-binding K*Tec offer. The Company's board of directors has appointed a special independent committee to consider the proposal and has authorized the committee to engage financial and legal advisors. The proposed business combination is subject to the approval of the special independent committee, the board of directors and shareholders, as well as a number of other material conditions, including negotiation of a definitive agreement and compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the proposed business combination will be consummated.

         During 1997 and 1998, the Company made several acquisitions of businesses and assets in connection with an aggressive growth strategy. Between the fourth quarter of 1998 and the fourth quarter of 2000, the Company has implemented a series of actions to improve liquidity and operating results. These actions included the disposal or closure of several of the Company's business units. In order to understand the Company's financial condition and results of operations over the past three years, it is important to understand the acquisitions, dispositions and closures that were occurring during this period. Accordingly, a summary of these activities is presented below.

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

         AlliedSignal Asset Purchases. During the period from August 1997 through February 1998, the Company completed two transactions with AlliedSignal, Inc., now Honeywell International Inc. ("Honeywell"), pursuant to which the Company acquired inventories and equipment located in Fort Lauderdale, Florida and Tucson, Arizona for an aggregate purchase price of approximately $19.0 million. In connection with these activities, the parties entered into a long-term supply agreement for the production of circuit card assemblies.

         In September 1999 the Company initiated a plan to close its facility in Fort Lauderdale and consolidate the business from that plant into three other EFTC facilities. In an effort to improve company-wide utilization, Ft. Lauderdale was closed as a result of its higher cost structure and the added benefits of transferring this business to other EFTC facilities that were in closer proximity to the affected customers. The Ft. Lauderdale restructuring activities were substantially complete in the second quarter of 2000.

         In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility in Tucson and the sublease of the facility to Honeywell. This sale closed in February 2000 and provided net proceeds to the Company of $12.7 million. In July 2000, the Company completed the build-out for facilities in Phoenix designed to accommodate the manufacturing services of the non-Honeywell customers that were transitioned from Tucson and which are now conducted in the Phoenix facility.

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

         On September 1, 1999, the Company sold substantially all of the assets of its Services Division for approximately $28.1 million. In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ended August 31, 2000 related to the division sold are in excess of $4,455,000 ("Target Earnings"), the Company would have been entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings were less than Target Earnings, the Company would have been required to refund an amount equal to three times the difference. The maximum amount that either party would have been required to pay under the EC was $2.5 million. In October 2000, the purchaser notified the Company that actual earnings exceeded Target Earnings by $619,000, resulting in an additional payment to the Company of $1,857,000 in December 2000.

         EFTC Express Division. In March 1998, the Company acquired RM Electronics, Inc., doing business as Personal Electronics ("Personal"), in a business combination accounted for as a pooling of interests. The Company issued 1,800,000 shares of common stock in exchange for all of the outstanding common stock of Personal. Personal is based in Manchester, New Hampshire and specializes in quick turn, front-end prototype development, low volume, and end-of-life high mix assembly services. Personal comprises the Company's EFTC Express Division.

         Northeast Operations Division. In September 1998, the Company acquired the circuit card assembly operations of the Agfa Division of Bayer Corporation. The Company purchased inventory and equipment for approximately $6.0 million and the parties entered into a long-term supply agreement for the manufacture of circuit card assemblies. This business is conducted in the Company's leased facility in Wilmington, Massachusetts and comprises the Northeast Operations Division.

         Midwest Operations Division. In September 1998, the Company purchased manufacturing equipment for approximately $1.5 million from AlliedSignal. In connection with this transaction, AlliedSignal agreed to amend the existing long-term supply agreement with the Company to include the production of circuit card assemblies at the Company's new facility in Ottawa, Kansas. The Kansas facility comprises the Company's Midwest Operations Division.

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

         Southwest Commercial Operations Division. In March 1999, the Company entered into a long-term supply agreement with Honeywell that included the acquisition of certain assets and inventory used in circuit card assembly manufacturing. For the year ended December 31, 2000 and 1999, sales under this agreement amounted to approximately $166 million and $28 million, respectively. The manufacturing activities under this agreement are conducted in the Company's leased facility in Phoenix, Arizona and a smaller facility in Tijuana, Mexico. These facilities comprise the Company's Southwest Commercial Operations Division. Effective November 2000, the supply agreement was replaced by a memorandum of understanding which will govern the relationship between the parties until the earlier of (i) implementation of a new contract or (ii) October 31, 2001.

         Corporate Headquarters. In July 2000, the Company announced its plan to relocate its corporate headquarters from Denver, Colorado to the Company's existing Phoenix, Arizona site, the Company's largest manufacturing facility. The move was completed by the end of 2000.

Results of Operations

         The Company's results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from Honeywell). The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in the customer's manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on the Company's quarterly results of operations. Other factors affecting the Company's quarterly results of operations may include, among other things, the Company's performance under the agreement with Honeywell, price competition, disposition of divisions and closure of operating units, the ability to obtain inventory from its suppliers on a timely basis, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company through managing inventories and other assets, the timing of expenditures in anticipation of increased sales, and fluctuations in the cost of components or labor.

The following table sets forth certain operating data as a percentage of net sales:


                                                                      Year Ended December 31,
                                                         ---------------------------------------------------
                                                             2000              1999               1998
                                                             ----              ----               ----

Net sales                                                   100.0%            100.0%             100.0%
Cost of goods sold                                           95.1%            103.6%              88.4%
                                                         --------------    --------------     --------------
       Gross profit (loss)                                    4.9%             (3.6%)             11.6%

Selling, general and administrative                           7.3%             11.5%              10.0%
Recapitalization transaction costs                            1.6%               --                 --
Severance, retention, closure and relocation                  1.4%              0.1%               0.1%
Impairment of long-lived assets                               0.5%              1.3%               1.5%
Litigation settlement                                          --               2.9%                --
Merger costs                                                   --                --                0.5%
Goodwill amortization                                         0.1%              0.5%               0.7%
                                                         --------------    --------------     --------------

       Operating loss                                        (6.0%)           (19.9%)             (1.2%)
                                                         ==============    ==============     ==============

2000 Compared to 1999

         Net Sales. Net sales for the year ended December 31, 2000 were $327.4 million compared to $221.9 million for the year ended December 31, 1999, an increase of 47.6%. The Company experienced major changes in its customers and facilities since the beginning of 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities were either sold or closed by December 31, 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell in connection with the long-term supply agreement entered into in March 1999. Approximately 51% of the Company's sales for the year ended December 31, 2000 were made under the Honeywell agreement at the Phoenix location as opposed to 12.6% of the Company's sales in 1999. However, this increased revenue under the Honeywell supply agreement was offset by the loss of revenue from the Services Division that was sold on September 1, 1999, and the Company's Tucson assets that were sold on February 17, 2000. The Services division and the Tucson assets generated revenue of $55.5 million in the year ended December 31, 1999 compared to $4.4 million in the comparable period of 2000.

         After eliminating sales (excluding sales related to customers who agreed to transition the manufacture of their products to another facility operated by the Company) related to facilities that were either closed or sold, adjusted net sales for 2000 amounted to $323.0 million compared to $166.4 million for 1999, which is an increase of $156.6 million, or 94.1%. Approximately $138 million of this increase is attributable to an increase in sales generated at the Company's Phoenix location under the long-term supply agreement with Honeywell.

         Gross Profit (Loss). The Company realized gross profit of 4.9% in 2000 compared to a loss of 3.6% in 1999. This 1999 loss was primarily attributable to charges related to decisions to sell assets and close certain facilities, including its Rocky Mountain operations, the Services Division, its Southeast

Operations and its Tucson facility. The operations sold or closed accounted for a loss of $6.2 million during 1999 compared to a loss of $2.1 million for 2000.

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

         In addition to poor performance at the facilities that were sold or closed, the Company's other facilities also performed poorly due to capacity utilization issues, difficulties in dealing with rapid growth issues at the new Phoenix plant, and difficulties in managing a business that was undergoing dramatic and complex changes at a time when financial resources were not adequate. The improvement in gross profit during 2000 was due to higher capacity utilization at most of the Company's facilities. The improvement in capacity utilization has been partially offset by generally higher compensation and benefits costs during 2000 compared to 1999. During the second half of 2000, profitability was favorably impacted by heightened management focus on operational issues and the renegotiation of unfavorable contracts with customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") decreased 5.8% to $23.9 million during 2000 compared to $25.4 million in 1999. SG & A expenses for the year ended December 31, 2000 includes $3.1 million for consulting services intended to accelerate operational improvement at each of the Company's facilities. SG & A expenses for 2000 include a charge of $1.9 million for accelerated depreciation and amortization of assets that could not be used after the Company relocated its corporate headquarters and $0.6 million for SG & A expenses at divisions that were sold or closed by the end of 2000. For 1999, the Company incurred SG & A expense of $11.3 million related to the divisions that were sold or closed, and approximately $0.4 million for start-up costs at the Phoenix facility.

         After excluding all of the charges discussed above, SG & A expense for 2000 amounted to $18.3 million compared to $13.7 million in 1999. The increase in SG & A in 2000 is primarily attributable to an increase in compensation and benefits costs of $2.7 million, and information technology expenses of $1.4 million.

         Severance, Retention, Closure and Relocation Costs. The Company also recognized charges of $4.6 million in 2000 for severance, recruiting and other costs associated with changes in management and the relocation of corporate headquarters. This compares to $0.3 million in 1999 that was primarily attributable to severance costs for administrative employees in connection with the closure of the Southeast Division.

         Recapitalization Transaction Costs. In connection with the recapitalization described below, during 2000 the Company incurred charges totaling $5.3 million for financial advisor fees, a fee paid to Thayer-BLUM Funding, and due diligence costs for legal, accounting and management consultants. The Company capitalized costs directly associated with the March and July Exchangeable Notes and the new revolving credit agreement with Bank of America, and all other costs were charged to operations.

         Impairment of Long-lived Assets. During 2000, the Company recognized an impairment charge of $1.7 million. This charge consists of $1.3 million for software that was abandoned and an additional $0.4 million for impaired equipment related to headquarters and plant closures. For 1999, the Company recognized impairment expense of $2.8 million that was incurred in connection with the sale and closure of four divisions. For 1999, the Company recognized

$1.0 million of impairment related to equipment at the Ft. Lauderdale facility, $1.2 million for the Tucson assets that were held for sale at year-end, $0.4 million for Services Group assets that were sold in September 1999, and $0.2 million for impaired assets at other locations.

         Goodwill Amortization. Goodwill amortization for 2000 amounted to $0.3 million compared to $1.1 million in 1999. The decrease in 2000 was attributable to the sale of the Services Division on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the 1999 loss on sale of the Services Division.

         Litigation Settlement. In 1999 the Company recognized a provision of $6.4 million for the settlement of litigation that was initiated in 1998.

         Interest Expense. Interest expense increased 46.7% to $9.6 million in 2000 compared to $6.5 million in 1999. For the year ended December 31, 2000, the Company's weighted average borrowings were $73.8 million compared to $52.1 million during 1999. The increased debt level in 2000 is attributable to the issuance of $54 million of March Exchangeable Notes that accrued interest at 15% until August 22, 2000. Upon shareholder approval of the issuance of the Convertible Notes, on August 23, 2000 the March Exchangeable Notes were exchanged for Convertible Notes that bear interest at 8.875%. The Company also incurred interest expense at a rate of 15% on the $14 million of July Exchangeable Notes for 40 days. The July Exchangeable Notes were exchanged for Convertible Preferred Stock on August 22, 2000 and, accordingly, the Company no longer incurs interest cost related to this financing. In addition to the higher rate on the Exchangeable Notes, during 2000 interest expense was adversely affected by increases in the prime rate, which impacts the interest rate on the Company's revolving credit facility.

         Gain (Loss) on Sale of Assets. During 1999, the Company recognized a loss of $20.6 million in connection with the sale of substantially all of the assets of the Services Division due to the write-off of $36.5 million of goodwill from the 1997 acquisition of the Services Division. The 1999 loss gave effect to the deferral of $2.5 million of the proceeds for a post closing earn-out contingency. During 2000, the Company was paid $1.9 million under the Earn-Out Contingency agreed to between the Company and the purchaser in connection with the sale of the Services Division. Accordingly, the Company recognized a gain of $4.4 million in 2000, consisting of $2.5 million of the 1999 proceeds that the Company was entitled to retain and additional consideration of $1.9 million that was received in 2000.

         Income Tax Benefit (Expense). Due to significant net losses in 1999, the Company recorded a valuation allowance for all of its net deferred tax assets. As a result, the Company recorded deferred tax expense of $2.2 million in 1999 despite a pre-tax loss of $71.5 million. Due to significant net losses in 1999 and 2000, the Company recorded a valuation allowance for all of its net deferred tax assets again in 2000. The Company has a significant net operating loss carryforward that is available for financial reporting and income tax purposes. However, a portion of this carryforward is subject to limitation in future years due to changes in ownership in 2000.

1999 Compared to 1998

         Net Sales. Net sales for 1999 were $221.9 million compared to $226.8 million in 1998, which is a decrease of 2.0%. Despite the minor decrease in revenue, the Company experienced major changes in its customers and facilities during 1999. At the start of 1999, the Company had eleven facilities. Six of these facilities were sold or closed by April 2000. However, the Company also added facilities in Phoenix and Mexico during 1999 to support the new business in connection with the long-term supply agreement entered into with Honeywell in March 1999 which offset the loss of revenue from other divisions. The Company's sales for 1999 include approximately $28 million of revenue under this agreement. The Northeast Operations Division (acquired September 1, 1998) and the Midwest Operations Division (acquired September 30, 1998) accounted for $11 million of revenue in 1998 compared to $36 million in 1999. However, this increase was offset by the loss of revenue from the Services Group that was sold on September 1, 1999. The Services Group accounted for $41 million of revenue in 1998 compared to only $22 million in 1999. The closure of the Greeley, Colorado facility in 1999 also contributed to lower revenue, despite the transfer of part of this business to other facilities.

         Gross Profit (Loss). The Company had gross profit of 11.6% in 1998 and a deficiency of 3.6% in 1999. During 1998, the Company increased its workforce, and invested substantial amounts in new facilities, equipment and information systems to prepare for an expected increase in sales in 1999. This higher cost structure combined with a decrease in sales was the primary contributor to the significant decrease in 1999 gross profit. The Company incurred restructuring charges for the Greeley facility in the fourth quarter of 1998, including a $5.7 million charge to cost of goods sold, primarily for a provision for inventory allowances. During 1999, unfavorable product pricing at the Tucson facility resulted in negative margins of $3.5 million. Additionally, in 1999 the Company incurred (i) charges included in cost of goods sold for $1.5 million due to inventory allowances and operating charges related to the closure of the Greeley facility, (ii) charges for excess and obsolete inventories and other charges to cost of goods sold totaling $7.1 million related to the closure of the Fort Lauderdale facility and (iii) approximately $0.9 million in charges related to excess and obsolete inventories in connection with the Services Group.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased 11.1% to $25.4 million in 1999 compared to $22.8 million in 1998. During 1999, the Company also recognized charges of $5.1 million for uncollectible receivables compared to 1998 when the Company recognized bad debt expense of $0.6 million. The 1999 charges included
(i) settlements reached with Honeywell with respect to business conducted at the Ft. Lauderdale and Tucson facilities, (ii) charges for uncollectible receivables related to the Services Group, and (iii) $0.4 million for start-up costs at the Phoenix facility.

         Severance, Retention, Closure and Relocation Costs. The Company recognized charges of $0.3 million in 1999 for severance and retention costs related to administrative employees in connection with the closure of the Southeast Division. This compares to $0.2 million in 1998 that was primarily attributable to administrative employees in connection with the closure of the Rocky Mountain Division.

         Impairment of Long-Lived Assets. During 1999, the Company recognized impairment expense of $2.8 million compared to $3.3 million in 1998 which is a decrease of 15.6%. The impairment in 1998 related solely to land, building and equipment at the Greeley facility. For 1999, the Company recognized $1.0 million of impairment related to equipment at the Ft. Lauderdale facility, $1.2 million for the Tucson assets that were held for sale at year-end, $0.4 million for Services Group assets that were sold in September 1999, and $0.2 million for impaired assets at other locations.

         Goodwill Amortization. Goodwill amortization for 1999 amounted to $1.1 million compared to $1.6 million in 1998. The decrease in 1999 was attributable to the sale of the Services Division on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the loss on sale of the Services Division.

         Litigation Settlement. In 1999 the Company recognized a provision of $6.4 million for the settlement of litigation that was initiated in 1998.

         Interest Expense. Interest expense increased 51.1% to $6.5 million in 1999 compared to $4.3 million in 1998. The increase in 1999 was partially attributable to an increase in amortization of debt issuance costs of $0.9 million. The increase in amortization in 1999 was attributable to accelerated amortization of debt issuance costs and additional costs incurred in connection with amendments to the credit agreement that accelerated the maturity date. Interest expense was also higher in 1999 due to increases in the prime rate, as well as increases in the rate charged by the Company's lenders due to increased credit risk.

         Loss on Sale of Assets. The Company recognized a loss of $20.6 million in connection with the sale of the Services Division due to the write-off of $36.5 million of goodwill from the 1997 acquisition of the Services Division. In 1999, the Company also incurred a loss of $0.3 million on the sale of other property and equipment.

         Income Tax Benefit (Expense). Due to significant net losses in 1999, the Company recorded a valuation allowance for all of its net deferred tax assets. As a result, the Company recorded deferred tax expense of $2.2 million in 1999 despite a pre-tax loss of $71.5 million. During 1998, the Company recognized an income tax benefit of $2.6 million based on a pre-tax loss of $6.8 million.

Quarterly Results.

         The following table presents unaudited quarterly operating data for the most recent eight quarters during the two-year period ended December 31, 2000. The information includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation thereof.

                                    Year Ended December 31, 2000                 Year Ended December 31, 1999
                              -----------------------------------------    ------------------------------------------
                                 Q1         Q2        Q3        Q4            Q1         Q2        Q3         Q4
                                 --         --        --        --            --         --        --         --
                                                     (In Thousands, Except Per Share Amounts)

Net sales                      $ 63,526  $ 75,944  $ 86,281   $101,693      $ 54,325  $ 54,690   $ 50,434   $ 62,415
Cost of sales                    62,197    76,220    80,514     92,554        48,184    52,833     60,902     67,973
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------

  Gross profit (loss)             1,329      (276)    5,767      9,139         6,141     1,857    (10,468)    (5,558)

SG&A                              4,848     8,232     8,903      6,522         5,011     5,174      8,966      6,538
Recapitalization costs            4,874         5       424         33            --        --         --         --
Impairment of long-lived             --     1,662        --         --            --        --      1,541      1,281
assets
Goodwill amortization                67        67        67         66           391       391        283         68
Litigation settlement                --        --        --         --            --        --         --      6,400
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------
                                                         --
  Operating income (loss)        (8,460)  (10,242)   (3,627)     2,518           739    (3,708)   (21,258)   (19,845)

Interest expense                 (1,608)   (2,780)   (2,877)    (2,291)       (1,264)   (1,334)    (1,947)    (1,971)
Gain (loss) on sale of               (2)       (8)    4,361         18           120         5    (20,631)      (374)
assets
Other, net                          (30)        2        14         (1)           37        47       (294)       155
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------

  Income (loss) before taxes    (10,100)   13,028    (2,129)       244          (368)   (4,990)   (44,130)   (22,035)

Income tax benefit (expense)         --        --        --         --            39     1,996         --     (4,215)
                              ---------- --------- --------- ----------    ---------- --------- ---------- ----------

  Net income (loss)            $(10,100) $(13,028) $ (2,129)  $    244      $   (329) $ (2,994)  $(44,130)  $(26,250)
                              ========== ========= ========= ==========    ========== ========= ========== ==========


Net income (loss) per share
applicable to common
shareholders-
     Basic and Diluted         $   (.65) $   (.84) $   (.27)  $     --      $   (.02) $   (.19)  $  (2.84)  $  (1.69)
                              ========== ========= ========= ==========    ========== ========= ========== ==========

Weighted average
common shares
      outstanding                15,543    15,543    15,590     16,843        15,543    15,543     15,543     15,543
                              ========== ========= ========= ==========    ========== ========= ========== ==========

Although management does not believe that the Company's business is materially affected by seasonal factors, the Company's sales and earnings (loss) may vary from quarter to quarter, depending primarily upon the timing of customer orders and product mix. Therefore, the Company's operating results for any particular quarter may not be indicative of the results for any future quarter or year.

Liquidity and Capital Resources

         Working Capital and Operating Cash Flows. At December 31, 2000, working capital totaled $72.0 million compared to $26.2 million at December 31, 1999. The increase in working capital in 2000 is primarily attributable to the proceeds from the issuance of $54 million in principal amount of the March Exchangeable Notes and $14 million in principal amount of the July Exchangeable Notes.

         Cash used by operating activities for the year ended December 31, 2000 was $67.5 million compared to cash used by operating activities of $9.9 million in 1999. During 1999, the Company incurred a significant operating loss that utilized approximately $24.7 million of cash. In 1999, the Company also utilized cash of $12.1 million to fund an increase in inventories and other current assets. These amounts were partially financed by an increase in operating payables of $26.9 million, including over $18 million of payables to suppliers that were outside of established payment terms at the end of 1999.

         During 2000, the Company incurred an operating loss that utilized $6.1 million of cash. However, due to the 47.6% increase in sales in 2000, the Company used additional cash of $17.2 million to finance the increase in receivables and $35.6 million for additional inventories necessary to support the increased volume of business. Additionally, in 2000 the Company utilized $11.0 million to reduce payables, including payment of amounts that were outside of established terms at the end of 1999. At December 31, 2000, the Company did not have any significant past due balances with its suppliers. During 2000, the Company's operating cash flows were favorably affected by collection of an income tax refund of $2.1 million and a reduction in prepaid expenses and other assets of $0.3 million.

         Receivable turns (e.g., annual sales divided by period end accounts receivable) decreased to 7.5 for the year ended December 31, 2000 compared to
8.5 for the year ended December 31, 1999. Receivable turns at the end of 2000 were adversely impacted by a change from 10-day to 30-day payment terms with Honeywell.

         Inventories increased 36.7% to $82.2 million at December 31, 2000 from $60.2 million at December 31, 1999. Inventory turns (i.e., annual revenue divided by period end current inventory) for the year ended December 31, 2000 indicate that the Company is turning its inventories 4.0 times per year. This compares to 3.7 times for the year ended December 31, 1999. During 1999 and 2000, one of the Company's biggest challenges involved financing the higher levels of inventories required to support increased sales at the Phoenix facility. During the last half of 1999 and much of 2000, these difficulties were worsened by industry-wide shortages of components that ultimately delayed shipment of finished goods to customers. By the fourth quarter of 2000, the component shortages had diminished and the Company had generally improved its inventory management practices which contributed to improved inventory turns in 2000 compared to 1999.

         Cash Requirements for Investing Activities. The Company used cash for capital expenditures totaling $14.4 million in 1999 (primarily attributable to leasehold improvements and equipment related to the build-out for the Company's new facility in Phoenix in preparation for manufacturing services under the Honeywell supply agreement) compared with $6.2 million in 2000. Capital expenditures in 2000 included payments related to the relocation of corporate headquarters and expansion activities in Phoenix.

         During 2000, the Company also paid $0.5 million for commissions related to the 1999 sale of the Services Division and the Company received $1.8 million of additional net proceeds from the sale of the Services Division in 2000. In February 2000, the Company received net proceeds of $12.7 million related to the sale of assets at the Company's former facility in Tucson to Honeywell. The agreement with Honeywell required the Company to utilize $10.5 million of the proceeds to pay past due amounts to suppliers and the remaining proceeds were utilized to repay bank debt.

         Financing Sources and Related Activities.

         Public Offering. In June 1998, the Company issued 1,770,000 shares of its common stock in a public offering for proceeds of $24.1 million which were used to repay a portion of the Company's senior bank debt.

         Honeywell Supply Agreement. In March 1999, the Company entered into a long-term supply agreement with Honeywell International, Inc. While this contract provides a significant source of revenue to the Company, it also requires significant amounts of working capital to finance inventories and receivables, and the Company was required to incur significant costs for leasehold improvements and equipment at a new facility in Phoenix, Arizona. Effective November 2000, the supply agreement was replaced by a memorandum of understanding which will govern the relationship between the parties until the earlier of (i) implementation of a new contract or (ii) October 31, 2001.

         The Company took a series of actions in 1999 that were designed to provide the necessary capital to meet existing obligations to suppliers and banks, and to have access to financing to meet the additional working capital requirements under the new Honeywell agreement. The first significant action after obtaining the Honeywell business was on September 1, 1999, when the Services Division was sold, resulting in net cash proceeds of $28.0 million. On September 30, 1999, the Company initiated the consolidation of its Ft. Lauderdale plant into three other EFTC facilities. In October 1999, the Company sold its facility in Greeley, Colorado for proceeds of $3.8 million.

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

         The recapitalization also involved a tender offer by Thayer-BLUM Funding that was completed on August 23, 2000 for 5,625,000 shares of the Company's outstanding common stock at a price of $4.00 per share. Upon completion of the final stage of the recapitalization, Thayer-BLUM Funding obtained the right to designate a majority of the members of the Company's board of directors and to approve any significant financings, acquisitions and dispositions.

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

         Upon receipt of shareholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes in the principal amount of $57,284,850. The Convertible Notes provide for interest at 8.875%, payable in kind, and may be converted into the Company's common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes were exchanged for the Convertible Preferred Stock that accrues dividends, compounded quarterly, at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock was initially equal to $14,233,000 (the aggregate principal balance of the July Exchangeable Notes plus accrued interest through August 22,
2000). The Convertible Preferred Stock is convertible into the Company's common stock at $1.80 per share, subject to adjustment.

         Refinancing of Bank Debt. On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45 million revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and inventories, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. At December 31, 2000, the outstanding principal balance was $28.6 million and the borrowing base calculation supported borrowings up to the maximum of $45 million under the credit agreement.

         Debt Issuance Costs. In connection with the recapitalization and refinancing in 2000, the Company paid $2.8 million for debt issuance costs. This compares to $0.6 million in 1999.

         Issuance of Subordinated Notes to Director. A director of the Company purchased $15 million in aggregate principal amount of subordinated notes issued by the Company on September 9, 1997. The subordinated notes had a maturity date of December 31, 2002 and provided for interest at a variable rate (adjusted monthly) equal to 2.00% over the applicable LIBOR rate. The proceeds of these notes were used to acquire certain assets from Honeywell (formerly AlliedSignal, Inc.). The Company prepaid $10.0 million of the outstanding principal amount of these notes early in December 1997 from the proceeds of a loan from the Company's senior lender. In connection with such prepayment, the Company agreed to pay the director a fee of approximately $325,000 in equal monthly installments through the original stated maturity date of the notes.

         In November 1999, the same director purchased $5 million in aggregate principal amount of subordinated notes issued by the Company. These notes had a maturity date of March 31, 2000 and provided for interest at a rate of 10%. In connection with the recapitalization transaction described above, the Company repaid the entire principal amount outstanding under the September 1997 note and $2 million of the principal amount outstanding under the November 1999 subordinated notes. In addition, the November note agreement was amended to reflect the $3.0 million in aggregate principal amount outstanding of subordinated notes, with a maturity date of March 30, 2004 and bearing interest at 10%. In addition, the Company paid the remaining outstanding prepayment fee of approximately $150,000 due in connection with the prepayment of the September 1997 notes and a fee of $100,000 due upon maturity of the November 1999 note.

         Sale-Leaseback Transaction. In December 1998, the Company entered into a sale-leaseback transaction with a director and stockholder of the Company. Two manufacturing facilities (one in Newberg, Oregon and one in Tucson, Arizona) were sold for $10.5 million and leased back to the Company. The proceeds were used to pay down a portion of the BankOne Loan. The lease was accounted for as a financing transaction; thus the assets and related long-term debt were included on the Company's 1998 balance sheet. The transaction had an imputed interest rate of 8.68%. The lease term is for 5 years with monthly payments of $90,000. At the end of the lease term, the Company had the option to repurchase the facilities for approximately $9.4 million. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the re-characterization of the lease from a capital lease to an operating lease. Accordingly, the buildings and the related debt have been removed from the balance sheet at December 31, 1999. The Company subleased the Tucson facility to Honeywell in February 2000 for an eighteen month term.

         Based on the financing activities completed in March and July 2000, management believes the Company has adequate capital resources to fund working capital and other cash requirements during 2001. However, depending on the timing and ability of the Company to improve operational performance, the Company may need to seek additional funds through public or private debt or equity offerings, bank borrowings or leasing arrangements. However, no assurance can be given that, if additional financing is needed, it will be available on terms acceptable to the Company.

Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. In addition, EFTC or persons acting on its behalf sometimes make forward-looking statements in other written and oral communications. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, estimated costs related to the relocation of corporate headquarters and changes in management, prospects for achieving cost savings, increased capacity utilization, increased sales and profitability, the success of consulting services designed to improve operational results, and other matters relating to the prospects for future operations; and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

Item 8.  Financial Statements and Supplementary Data.

The following financial statements and supplementary data are included in the report:

                                                                      Page

Financial Statements:
        Independent Auditors' Report                                   31
        Consolidated Balance Sheets                                    32-33
        Consolidated Statements of Operations                          34
        Consolidated Statements of Shareholders' Equity                35
        Consolidated Statements of Cash Flows                          36-37
        Notes to Consolidated Financial Statements                     38-54

Supplementary Data:
        Independent Auditors' Report                                   55
        Schedule II- Valuation and Qualifying Accounts                 56

                          Independent Auditors' Report



The Board of Directors and Shareholders
EFTC Corporation:

We have audited the accompanying consolidated balance sheets of EFTC Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFTC Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Denver, Colorado
January 31, 2001




                                       31

                           EFTC CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              December 31, 2000 and 1999
                   (Dollars in Thousands, Except Per Share Amounts)

  ASSETS
                                                                                                    2000                  1999
                                                                                                    -----                 -----
Current Assets:
     Cash and equivalents                                                                             $ 43                 $ 716
     Trade receivables, net of allowance for doubtful
       accounts of $1,671 and $3,689, respectively                                                  42,270                26,094
     Receivable from sale of assets                                                                    500                     -
     Income taxes receivable                                                                             -                 2,106
     Inventories, net                                                                               82,220                60,167
     Prepaid expenses and other                                                                      1,380                 2,795
                                                                                                 ----------            ----------
            Total Current Assets                                                                   126,413                91,878
                                                                                                 ----------            ----------

Property, Plant and Equipment, at cost:
     Leasehold improvements                                                                          4,249                 2,797
     Buildings and improvements                                                                      2,127                 1,172
     Manufacturing machinery and equipment                                                          15,432                16,496
     Furniture, computer equipment and software                                                     13,149                12,726
                                                                                                 ----------            ----------
         Total                                                                                      34,957                33,191
     Less accumulated depreciation and amortization                                                (14,581)               (9,614)
                                                                                                 ----------            ----------
            Net Property, Plant and Equipment                                                       20,376                23,577
                                                                                                 ----------            ----------
Intangible and Other Assets:
     Goodwill, net of accumulated amortization
       of $1,025 and $758, respectively                                                              6,997                 7,264
     Intellectual property, net of accumulated amortization
       of $2,403 and $699, respectively                                                              2,585                 4,289
     Debt issuance costs, net of accumulated amortization
       of $811 and $97, respectively                                                                 2,470                   460
     Deposits and other                                                                                731                 3,661
                                                                                                 ----------            ----------
            Total Intangible and Other Assets                                                       12,783                15,674
                                                                                                 ----------            ----------
                                                                                                 $ 159,572             $ 131,129
                                                                                                 ==========            ==========


                        EFTC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                           December 31, 2000 and 1999
                (Dollars in Thousands, Except Per Share Amounts)

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                                     2000                  1999
                                                                                                     -----                 -----
Current Liabilities:
     Accounts payable                                                                               $ 39,944              $ 46,985
     Outstanding checks in excess of cash balances                                                     5,471                     -
     Accrued compensation and benefits                                                                 7,463                 4,993
     Other accrued liabilities                                                                         1,498                 8,650
     Current maturities of long-term debt - related party                                                  -                 5,018
                                                                                                   ----------            ----------

            Total Current Liabilities                                                                 54,376                65,646
Long-term Liabilities:
     Long-term debt, net of current maturities:
         Banks                                                                                        28,559                33,184
         Convertible Notes, including accrued interest                                                59,093                     -
         Related parties                                                                               3,000                 4,792
     Other                                                                                               339                 6,229
                                                                                                   ----------            ----------
            Total Liabilities                                                                        145,367               109,851
                                                                                                   ----------            ----------
Commitments and Contingencies (Notes 8 and 11)
Shareholders' Equity:
     Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 14,233 shares of Series B Convertible Preferred
         Stock in 2000                                                                                14,683                     -
     Common stock, $.01 par value. Authorized 75,000,000 shares;
         issued and outstanding 15,933,489 and 15,543,489 shares, respectively                           159                   155
     Additional paid-in capital related to common stock                                               93,222                91,992
     Settlement obligation to issue 910,000 shares of common stock                                     2,303                     -
     Deferred stock compensation cost                                                                   (280)                    -
     Accumulated deficit                                                                             (95,882)              (70,869)
                                                                                                   ----------            ----------

            Total Shareholders' Equity                                                                14,205                21,278
                                                                                                   ----------            ----------

                                                                                                   $ 159,572             $ 131,129
                                                                                                   ==========            ==========


               EFTC CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
          Years Ended December 31, 2000, 1999 and 1998
        (Dollars In Thousands, Except Per Share Amounts)
                                                                            2000                 1999                 1998
                                                                            ----                 ----                 ----
Net Sales                                                             $   327,444          $   221,864          $   226,780
Cost of Goods Sold                                                        311,485              229,892              200,581
                                                                       -----------          -----------          -----------
         Gross profit (loss)                                               15,959               (8,028)              26,199

Operating Costs and Expenses:
     Selling, general and administrative expenses                          23,926               25,389               22,838
     Recapitalization transaction costs                                     5,336                    -                    -
     Severance, retention, closure and relocation costs                     4,579                  300                  200
     Impairment of long-lived assets                                        1,662                2,822                3,342
     Goodwill amortization                                                    267                1,133                1,564
     Litigation settlement                                                      -                6,400                    -
     Merger costs                                                               -                    -                1,048
                                                                       -----------          -----------          -----------
         Total operating costs and expenses                                35,770               36,044               28,992
                                                                       -----------          -----------          -----------
         Operating loss                                                   (19,811)             (44,072)              (2,793)

Other Income (Expense):
     Interest expense                                                      (9,556)              (6,516)              (4,312)
     Gain (loss) on sale of assets                                          4,369              (20,880)                 400
     Other, net                                                               (15)                 (55)                (104)
                                                                       -----------          -----------          -----------
         Loss before income taxes                                         (25,013)             (71,523)              (6,809)

Income Tax Benefit (Expense)                                                    -               (2,180)               2,631
                                                                       -----------          -----------          -----------
         Net loss                                                     $   (25,013)         $   (73,703)         $    (4,178)
                                                                       ===========          ===========          ===========

Net Loss Applicable to Common Shareholders:
     Net loss                                                         $   (25,013)         $   (73,703)         $    (4,178)
     Pro forma adjustment to income taxes                                       -                    -                 (317)
     Accrued dividends related to preferred stock                            (450)                   -                    -
     Deemed dividend related to beneficial
         conversion feature of preferred stock                             (2,022)                   -                    -
                                                                       -----------          -----------          -----------
         Net loss applicable to common shareholders                   $   (27,485)         $   (73,703)         $    (4,495)
                                                                       ===========          ===========          ===========
Net Loss Per Share Applicable to Common
     Shareholders- Basic and Diluted                                  $     (1.72)         $     (4.74)         $     (0.31)
                                                                       ===========          ===========          ===========
Weighted Average Common Shares Outstanding-
     Basic and Diluted                                                 15,978,000           15,543,000           14,730,000
                                                                       ===========          ===========          ===========


                        EFTC CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                                                                Additional           Deferred     Retained
                                         Preferred Stock     Common Stock       Paid-in   Settlement   Stock      Earnings
                                         Shares   Amount    Shares     Amount   Capital   Obligation Compensation (Deficit)   Total

Balances at December 31, 1997                  -      $ -  13,641,776   $ 136    $ 68,040   $     -    $    -   $  7,045  $ 75,221

  Conversion of notes payable to
    shareholders' equity                       -        -           -       -       1,398         -         -          -     1,398
  Issuance of common stock in secondary
    offering, net of costs of $3,500           -        -   1,770,000      18      21,314         -         -          -    21,332
  Stock options and warrants exercised         -        -     131,213       1         512         -         -          -       513
  Tax benefit from exercise of stock options   -        -           -       -         693         -         -          -       693
  Termination of S Corporation tax status
    of pooled company                          -        -           -       -          33         -         -        (33)        -
  Net loss                                     -        -           -       -           -         -         -     (4,178)   (4,178)
                                          ------ --------  ----------   -----    --------   -------    ------   -------- ---------
Balances at December 31, 1998                  -        -  15,542,989     155      91,990         -         -      2,834    94,979

  Stock options exercised                      -        -         500       -           2         -         -          -         2
  Net loss                                     -        -           -       -           -         -         -    (73,703)  (73,703)
                                          ------ --------  ----------   -----    --------   -------    ------   -------- ---------
Balances at December 31, 1999                  -        -  15,543,489     155      91,992         -         -    (70,869)   21,278

  Fair value of warrants issued for services   -        -           -       -         536         -         -          -       536
  Compensation cost related to stock
    options granted to employees               -        -           -       -         367         -      (367)         -         -
  Amortization of deferred stock
    compensation cost                          -        -           -       -           -         -        87          -        87
  Conversion of exchangeable notes for
    preferred stock, net of issuance
    costs                                 14,233   14,233           -       -        (206)        -         -          -    14,027
  Common stock issued in lawsuit
    settlement                                 -        -     390,000       4         983         -         -          -       987
  Obligation to issue common stock in
    lawsuit settlement                         -        -           -       -           -     2,303         -          -     2,303
  Preferred stock dividend requirement         -      450           -       -        (450)        -         -          -         -
  Net loss                                     -        -           -       -           -         -         -    (25,013)  (25,013)
                                          ------ --------  ----------   -----    --------   -------    ------   -------- ---------
Balances at December 31, 2000             14,233 $ 14,683  15,933,489   $ 159    $ 93,222   $ 2,303    $ (280)  $(95,882) $ 14,205
                                          ====== ========  ==========   =====    ========   =======    ======   ========  ========


                                       35

                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                                                  2000              1999             1998
                                                                  ----              ----             ----
Cash Flows from Operating Activities:
    Net loss                                                      $ (25,013)        $ (73,703)       $ (4,178)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                                   8,415             7,242           6,244
      Amortization of debt issuance costs                               901             1,147             241
      Impairment of property, plant and equipment                     1,662             2,822           3,342
      Deferred income tax expense (benefit)                               -             4,534          (4,859)
      Accrued interest on exchangeable and convertible notes          5,326                 -               -
      Provision for excess and obsolete inventories                   5,640             7,287           6,975
      Provision for doubtful accounts receivable                      1,033             5,091             600
      Loss (gain) on sale of assets                                  (4,369)           20,880            (400)
      Stock-based compensation and services expense                     297                 -               -
      Changes in operating assets and liabilities, net
        of effects of purchase and sale of businesses:
        Decrease (increase) in:
          Trade receivables                                         (17,209)             (338)         (9,311)
          Inventories                                               (35,612)           (8,899)        (21,667)
          Income taxes receivable                                     2,106            (1,981)           (125)
          Prepaid expenses and other                                    300              (843)         (2,289)
        Increase (decrease) in:
          Accounts payable                                           (7,041)           19,047           4,463
          Accured compensation and benefits                           2,470             3,631             616
          Other accrued liabilities                                  (6,432)            4,210           2,167
                                                                  ---------         ---------        --------
          Net cash used by operating activities                     (67,526)           (9,873)        (18,181)
                                                                  ---------         ---------        --------

Cash Flows from Investing Activities:
    Proceeds from sale of assets, net of cash transferred            14,392            32,171           1,000
    Payment of commissions on sale of division                         (500)                -               -
    Capital expenditures                                             (6,210)          (14,419)        (22,924)
                                                                  ---------         ---------        --------
          Net cash provided (used) by investing activities            7,682            17,752         (21,924)
                                                                  ---------         ---------        --------
Cash Flows from Financing Activities:
    Proceeds from long-term debt                                    392,902           153,157          16,865
    Principal payments on long-term debt                           (336,427)         (154,756)         (5,459)
    Payments for debt issuance costs                                 (2,775)             (588)              -
    Increase in outstanding checks in excess of cash balances         5,471                 -               -
    Proceeds from exercise of stock options and warrants                  -                 1             513
    Issuance of common stock for cash, net of costs                       -                 -          21,332
    Receipts (payments) under inventory financing arrangement             -            (5,600)          5,600
                                                                  ---------         ---------        --------
          Net cash provided (used) by financing activities           59,171            (7,786)         38,851
                                                                  ---------         ---------        --------
          Net increase (decrease) in cash and equivalents              (673)               93          (1,254)

Cash and  Equivalents:
    Beginning of year                                                   716               623           1,877
                                                                  ---------         ---------        --------
    End of year                                                   $      43         $     716        $    623
                                                                  =========         =========        ========

                                       36

                        EFTC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                                                     2000              1999              1998
                                                                     ----              ----              ----
Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                                         $ 3,571           $ 5,320          $ 4,344
                                                                    =======           =======          =======
     Cash paid (received) for income taxes                          $(2,106)          $  (184)         $ 1,116
                                                                    =======           =======          =======
Supplemental Schedule of Non-cash Investing and
  Financing Activities:
     Issuance of preferred stock for exchangeable notes,
       net of debt issuance costs of $205                           $14,027           $     -          $     -
                                                                    =======           =======          =======
     Obligation to issue common stock in lawsuit settlement         $ 2,303           $     -          $     -
                                                                    =======           =======          =======
     Issuance of 390,000 shares of common stock in
       connection with lawsuit settlement                           $   987           $     -          $     -
                                                                    =======           =======          =======
     Proceeds from sale of assets placed in escrow
       account                                                      $   500           $     -          $     -
                                                                    =======           =======          =======
     Stock options granted for deferred compensation                $   367           $     -          $     -
                                                                    =======           =======          =======
     Issuance of warrants to purchase common stock
       for debt issuance costs                                      $   326           $     -          $     -
                                                                    =======           =======          =======
     Conversion of capital lease for property, plant
       and equipment to an operating lease                          $     -           $10,240          $     -
                                                                    =======           =======          =======
     Conversion of notes payable to shareholders' equity            $     -           $     -          $ 1,398
                                                                    =======           =======          =======


                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

1.     Nature of Business and Significant Accounting Policies

       Nature of Business

       EFTC Corporation (the "Company") is an independent provider of electronic manufacturing services to original equipment manufacturers. The Company focuses on high-mix solutions that target the aerospace, industrial controls and instrumentation, medical equipment, semiconductor capital equipment, networking and telecommunications equipment industries. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. High mix manufacturing involves processing printed circuit board assemblies in small-lots (25-100 assemblies per production run) in a flexible manufacturing environment.

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

       Inventories

       Inventories are stated at the lower of standard cost (which approximates weighted average cost) or market. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.

       Financial Instruments

       The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank debt approximates fair value due to the variable interest rate. Due to the complexity of the terms of the Senior Subordinated Convertible Notes

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

       described in Note 4, it is not practicable to estimate the fair value of this financial instrument.

       Revenue Recognition

       The Company recognizes revenue upon shipment of products to customers or when services are provided.

       Property, Plant and Equipment

       Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. For the year ended December 31, 1998, the Company incurred interest costs of $4,762, of which $450 was capitalized for assets under construction. Upon disposal of an asset, the cost of the properties and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvement. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                Years

   Buildings and improvements                                   30 to 40
   Manufacturing machinery and equipment                         5 to 10
   Furniture, computer equipment and software                    3 to 7

       For the years ended December 31, 2000, 1999 and 1998, the Company recognized depreciation and amortization expense of $6,444, $5,751 and $4,548, respectively.

       Goodwill and Other Intangible Assets

       Debt issuance costs are being amortized over the term of the related debt using the interest method. Goodwill is amortized using the straight-line method over 30 years. Intellectual property costs, consisting of circuit board assembly designs and specifications, are being amortized over periods ranging from 5 to 10 years using the straight-line method. For the years ended December 31, 2000, 1999 and 1998, the Company recognized amortization expense related to goodwill and intellectual property of $1,971, $1,491 and $1,696, respectively.

       Impairment of Long-Lived Assets

       The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset, including goodwill and intellectual property costs, may not be recoverable. Assets held for sale are stated at the lower of the carrying value or fair value (net of costs to sell). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows, excluding interest expense, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company recognized provisions for impairment of long-lived assets of $1,662, $2,822 and $3,342 for the years ended December 31, 2000, 1999 and 1998, respectively. These provisions primarily related to the restructuring and relocation activities discussed in Note 9.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

       At December 31, 2000, the net carrying value of goodwill of $6,997 relates to the 1997 acquisition of Current Electronics, which now comprises the Company's Northwest Division. Since this division is not held for sale, the Company evaluates the goodwill for impairment by considering historical and budgeted earnings trends for this division. The Company has adopted a policy that if the unamortized carrying amount of the goodwill exceeds projected undiscounted cash flows generated by this division before interest, an adjustment will be recorded to reduce the carrying amount to the net cash flows discounted at 15%.

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

       Earnings Per Share

       Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the year. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the weighted average share calculations, beginning on August 31, 2000 (the date the court approved the class action lawsuit settlement) the 1,300,000 shares required to be issued in the lawsuit settlement have been treated as issued and outstanding. As of December 31, 2000, the Company has not issued 910,000 of these shares, pending identification of the members of the "class" who will participate in the settlement. Basic and diluted Earnings Per Share are the same for all periods presented since all potential common shares were antidilutive.

       As discussed in Note 7, the calculation of Earnings per Share for 2000 reflects a beneficial conversion feature and accrued dividends for convertible preferred stock that was issued in the third quarter of 2000.

       Prior to the merger with the Company, the net income of Personal Electronics (see Note 2) was not subject to income taxes due to its tax status under Subchapter S of the Internal Revenue Code. For periods prior to the merger, Earnings Per Share has been presented on a pro forma basis to reflect the Company's 1998 net loss as if Personal Electronics had been a taxable entity subject to federal and state income taxes at the marginal tax rates applicable in such periods.

       Stock-based Compensation

       The Company accounts for stock-based compensation issued to employees using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income (loss) and earnings per share are presented in Note 6 to reflect the impact on

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

       earnings if the Company had adopted the alternative method under Statement of Financial Accounting Standards No. 123, which prescribes the use of an option pricing model to determine the fair value of stock options.

       For fixed awards of stock options with pro rata vesting, the Company utilizes the attribution method described in FASB Interpretation No. 28.

       Reclassifications

       Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the presentation in 2000. These reclassifications had no effect on the previously reported net loss.

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

       In connection with the acquisition, the Company incurred merger costs of $1,048, which were charged to operations in March 1998. Notes payable to shareholders of Personal of $1,398 were converted to shareholders' equity upon consummation of the merger.

       Asset Acquisitions. In September 1998, the Company acquired the circuit card assembly operations of the Agfa Division of Bayer Corporation. The Company purchased inventory and equipment for approximately $6,000 and the parties entered into a long-term supply agreement for the manufacture of circuit card assemblies.

       During the period from August 1997 through February 1998, the Company completed two transactions with AlliedSignal, Inc. ("AlliedSignal") pursuant to which the Company acquired inventories and equipment located in Ft. Lauderdale, Florida and Tucson, Arizona, for an aggregate purchase price of approximately $19,000. In connection with these transactions, the Company entered into a long-term supply agreement with AlliedSignal for the production of circuit card assemblies. As discussed in Note 9, in 2000 the Tucson assets were sold to Honeywell and the Ft. Lauderdale facility was closed.

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

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)

3.     Inventories

       Inventories are summarized as follows:

                                                                     December 31,
                                                               -------------------------
                                                                  2000           1999
                                                               ----------     ----------

Purchased parts and completed sub-assemblies, net of
      reserve for excess and obsolete items of $9,756 and
      $10,175, respectively                                     $ 65,905       $ 43,971
Work-in-process                                                   14,284         13,317
Finished goods                                                     2,031          2,879
                                                               ----------     ----------

                                                                $ 82,220       $ 60,167
                                                               ==========     ==========

       For the years ended December 31, 2000, 1999 and 1998, the Company recognized charges to reflect excess and obsolete inventories of $5,640, $7,287 and $6,975, respectively.

4.     Debt Financing

       At December 31, 2000 and 1999, long-term debt consists of the following:

                                                                                      2000                  1999
                                                                                      ----                  ----
Note payable to bank group under revolving line of credit, interest at the prime rate plus 0.5% (10.0% at December 31, 2000), collateralized by
substantially all assets, due March 2003                                          $ 28,559                 $     --

Senior Subordinated Convertible Notes, interest at 8.875%, unsecured,
due June 2006                                                                       59,093                       --

Subordinated note payable to entity controlled by a director, interest
at 10%, unsecured, due March 2004                                                    3,000                    5,000

Note payable to bank group under revolving line of credit, interest at the prime rate plus 2.25%, collateralized by substantially all assets,
paid in March 2000                                                                      --                   33,184

Note payable, net of discount of $90, to entity controlled by a director, interest at LIBOR plus 2%, unsecured, paid in March 2000
                                                                                        --                    4,810
                                                                                  --------                 --------
          Total                                                                     90,652                   42,994

          Less current maturities                                                       --                   (5,018)
                                                                                  --------                 --------
                    Long-term debt, less current maturities                       $ 90,652                 $ 37,976
                                                                                  ========                 ========

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       Refinancing of Debt. On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45,000 revolving line of credit with a maturity date of March 2003. Initially, the interest rate is the prime rate plus .5%. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and inventories, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the bank group. At December 31, 2000, the outstanding principal balance was $28,559 and the borrowing base calculation supported borrowings up to the maximum of $45,000 under the credit agreement.

       On March 30, 2000, the Company also repaid outstanding notes payable in the aggregate principal amount of $6,810 (net of discount) to entities controlled by a director of the Company. The Company incurred a fee of $150, due to the early retirement of this debt. The Company and the director amended the terms of the remaining outstanding debt to provide for a new unsecured note in the principal amount of $3,000 that bears interest at 10% and is due in March 2004.

       Recapitalization. On March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer Capital Partners ("Thayer") and BLUM Capital Partners ("BLUM"). The first stage of the recapitalization involved the issuance of a total of $54,000 in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was closed on March 30, 2000. On July 14, 2000, the Company issued an additional $14,000 of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-BLUM Funding in the second stage of the transaction. As described below, on August 23, 2000, the March and July Exchangeable Notes were exchanged for the Senior Subordinated Convertible Notes (the "Convertible Notes") and the Series B Convertible Preferred Stock (the "Series B Stock"), respectively.

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

       The March and July Exchangeable Notes initially provided for an interest rate of 15% and were accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, since shareholders approved the issuance of the Convertible Notes and the Series B Stock and the tender offer was consummated, the warrants never became exercisable and expired. Accordingly, no value was assigned to the warrants in the accompanying consolidated financial statements.

       Upon receipt of shareholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes. The Convertible Notes provide for interest at 8.875%, payable in kind, and may be converted into the Company's common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes were exchanged for Series B Convertible Preferred Stock, as discussed in Note 7.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


Aggregate Maturities. Aggregate maturities of long-term debt, including accrued interest on the convertible notes, are as follows at December 31, 2000:

Year Ending December 31:

 2003                                         $ 28,559
 2004                                            3,000
 2006                                           59,093
                                        ---------------
Total                                         $ 90,652
                                        ===============

5.     Income Taxes

       Income tax benefit (expense) for the years ended December 31, 2000, 1999 and 1998, is comprised of the following:

                                         2000            1999             1998
                                      ----------      -----------      ---------

Current:
    Federal                               $  --          $ 2,370       $ (2,058)
    State                                    --              (16)          (170)
                                      ----------      -----------      ---------

                                             --            2,354         (2,228)
                                      ----------      -----------      ---------
Deferred:
    Federal                                  --           (4,039)         4,328
    State                                    --             (495)           531
                                      ----------      -----------      ---------

                                             --           (4,534)         4,859
                                      ----------      -----------      ---------

      Income tax benefit (expense)        $  --          $(2,180)      $  2,631
                                      ==========      ===========      =========



       Actual income tax benefit (expense) differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

                                                2000        1999          1998
                                             ----------  -----------   ---------

Income tax benefit at the statutory rate      $  8,505    $  24,318     $ 2,315
Increase (decrease) resulting from:
     State income taxes                             --        2,146         238
     Amortization of non-deductible
       goodwill                                   (91)         (135)       (164)
     S Corporation loss                             --           --         317
    Increase in valuation allowance            (8,250)      (28,462)         --
    Other, net                                   (164)          (47)        (75)
                                             ----------  -----------   ---------

             Income tax benefit (expense)     $    --     $  (2,180)    $ 2,631
                                             ==========  ===========   =========

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       At December 31, 2000, the Company has a net operating loss carryforward for Federal income tax purposes of approximately $63,000. If not previously utilized, this carryforward will expire in 2020. A portion of this net operating loss carryforward is subject to limitation of use as a result of the changes in ownership that occurred in 2000.

       At December 31, 2000, the Company also has a long-term capital loss carryforward of $6,467 that can be utilized to offset future capital gains. This carryforward expires in 2004.

       During 2000 and 1999, the Company provided a valuation allowance for all net deferred tax assets, including the net operating loss and capital loss carryforwards.

       At December 31, 2000 and 1999, the tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:


                                                        2000            1999
                                                     -----------   -------------

Deferred tax assets:
    Accrued compensation, benefits and severance       $  2,039    $       558
    Impairment of property, plant and equipment             830            844
    State net operating loss carryforwards                5,823            900
    Provision for settlement of litigation                   --          2,368
    Deferred liability on sale of division                   --            925
    Federal net operating loss carryforwards             21,394          8,695
    Intangible assets                                     3,612            696
    Capital loss carryforward                             2,830          3,080
    Allowance for doubtful accounts                         719          1,890
    Inventories                                           7,741          6,943
    Other                                                 3,244          3,186
                                                     -----------   -------------
             Total deferred tax assets                   48,232         30,085
    Less valuation allowance                            (45,888)        (28,462)
                                                     -----------   -------------
                  Net deferred tax assets              $  2,344    $     1,623
                                                     ===========   =============

Deferred tax liabilities:
    Amortization of intangible assets                  $   (324)   $       (622)
    Accelerated depreciation and other basis
       differences for property, plant and equipment     (2,020)         (1,001)
                                                       ----------  ------------
             Total deferred tax liabilities            $ (2,344)       $ (1,623)
                                                       ==========  =============


 6.    Stock-based Compensation

       Warrants. At December 31, 2000, the Company has warrants outstanding for 525,000 shares of common stock at an exercise price of $3.00 per share. If not previously exercised, these warrants expire in December 2003. At December 31, 2000, the Company has warrants outstanding for 10,000 shares of common stock at an exercise price of $4.00 per share. If not previously exercised, these warrants expire in March 2002.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       All of the above warrants were granted to financial advisors in connection with the recapitalization discussed in Note 4. As required by Statement of Financial Accounting Standards No. 123, the Company estimated the fair value of these warrants using the Black-Scholes model. The assumptions for valuation of the warrants provided for volatility of 96%, a risk-free interest rate of 5.6%, and an expected life of 2.7 years, which resulted in a valuation of $536, of which $210 was charged to operations and $326 was recorded as debt issuance costs.

       Stock Options. The Company has three stock option plans. The Equity Incentive Plan was adopted in 1997 and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock units. Substantially all employees are eligible under this plan, which provides that options may be granted for a maximum of 4,495,000 shares of common stock under this plan. These options generally vest 7 years after the grant date, but vesting may accelerate based on increases in the market price of the Company's common stock or upon a change of control of the Company. Effective December 31, 2000, the Company's Board of Directors agreed to accelerate vesting of all outstanding options under this plan, subject to continued employment and other terms of this plan. The acceleration of vesting resulted in a new measurement date but a compensation charge was not required. At December 31, 2000, approximately 3,027,000 shares were available for grant under the Equity Incentive Plan.

       The Non-employee Directors Plan was adopted in 1993 and provides for options to acquire shares of common stock to members of the Board of Directors who are not also employees. Options for a maximum of 300,000 shares may be granted under this plan, and the options generally vest over a 4-year period. At December 31, 2000, approximately 272,000 shares are available for grant under the Directors Plan.

       In August 2000, the Company's shareholders approved the 2000 Stock Option Plan, which provides that options for 5,000,000 shares of common stock may be granted under this plan. This plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. At December 31, 2000, 2,419,000 shares were available for grant under the 2000 Stock Option Plan.

       At December 31, 2000, the Company also has nonqualified options outstanding for 278,369 shares. Effective December 31, 2000, the Company's Board of Directors agreed to accelerate vesting of these options, subject to continued employment and other terms of the options. The acceleration of vesting resulted in a new measurement date but a compensation charge was not required.

       The following summarizes activity related to all stock options for the three years ended December 31, 2000:

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


                                                                Weighted Average
                                                 Shares           Exercise Price
                                             ----------------   ----------------
Outstanding, December 31, 1997                    2,415,220             $ 10.37
    Granted                                       2,578,892                9.82
    Exercised                                      (275,016)               5.34
    Canceled                                     (2,155,469)              14.46
                                             ----------------

Outstanding, December 31, 1998                    2,563,627                7.01
    Granted                                       1,222,263                4.13
    Exercised                                          (500)               3.38
    Canceled                                       (650,331)               7.59
                                             ----------------

Outstanding, December 31, 1999                    3,135,059                5.77
    Granted                                       2,797,015                2.62
    Canceled                                     (1,576,332)               5.76
                                             ----------------
Outstanding, December 31, 2000                    4,355,742                3.78
                                             ================


       The following table summarizes information about stock options outstanding at December 31, 2000:


                           Stock Options Outstanding                                    Stock Options Exercisable
   ---------------------------------------------------------------------------    --------------------------------------
               Exercise Prices                   Remaining
   ----------------------------------------      Contractual        Number of       Weighted Average          Number of
        Range                  Weighted          Life (Years)        Shares           Exercise Price           Shares
        -----                   Average          ------------        ---------      ------------------         ---------
                               --------
      $1.84 to $2.72             $2.62              8.4             2,760,000             $2.56                 494,000
      $2.88 to $4.31             $3.50              6.5               535,845             $3.50                 532,720
      $4.50 to $6.63             $5.21              5.9               503,850             $5.21                 503,600
      $7.50 to $9.88             $8.10              4.9               513,547             $8.10                 513,547
     $11.50 to $14.31           $13.51              7.4                42,500            $13.48                  40,750
                                                                  ------------                              ------------
      $1.84 to $14.31            $3.78              7.4             4,355,742             $5.02               2,084,617
                                                                  ============                              ============


       The Company utilizes the intrinsic value method to account for stock-based compensation. During 2000, the Company granted options with an intrinsic value of approximately $367 on the measurement date. This amount is reflected as deferred compensation cost in the accompanying statement of shareholders' equity and the related compensation expense is being charged to operations over the vesting period for the associated stock options. If compensation cost had been determined for all options granted subsequent to 1994, using the fair value method using an option pricing model, the Company's pro forma net loss and loss per share would have been as follows:

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


                                                               Year ended December 31,
                                              ----------------------------------------------------------
                                                   2000                 1999                 1998
                                              ---------------     -----------------     ----------------

Net loss:
    As reported                               $   (25,013)        $   (73,703)          $    (4,178)
    Pro forma                                 $   (28,633)        $   (75,345)          $    (6,645)
Loss per share - basic and diluted:
    As reported                               $     (1.72)        $     (4.74)          $      (.31)
    Pro forma                                 $     (1.95)        $     (4.85)          $      (.45)

       The weighted average fair value of options granted for the years ended December 31, 2000, 1999 and 1998 was $1.38, $2.45, and $4.42,
       respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           Year ended December 31,
                                     ---------------------------------------------------------------------
                                            2000                     1999                    1998
                                     -------------------      -------------------     --------------------

 Dividend yield                               --                       --                      --
 Expected volatility                        98.5%                    78.0%                  100.0%
 Risk-free interest rate                     5.5%                     5.4%                    5.0%
 Expected lives (years)                      5.3                      3.5                     3.0


7.     Shareholders' Equity

       Shareholder Rights Plan. In January 1999, the Board of Directors approved a Shareholder Rights Plan and declared a dividend distribution of one right to purchase one one-thousandth of a share of a new series of junior participating preferred stock for each share of common stock of EFTC held. The distribution was made on February 25, 1999, to shareholders of record on that date.

       The Rights trade with the Company's common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 15% or more of the Company's common stock by any person or group (the "Acquirer"). In certain events after the Rights become exercisable they will entitle each holder, other than the Acquirer, to purchase for $35 a number of shares of common stock having a market value of twice the Right's exercise price, or a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. A shareholder would have one such right for each share of stock held at the time the rights become exercisable. The Company may amend the Rights or redeem the Rights at $0.001 per Right at any time prior to the Rights becoming exercisable. The Rights will expire in February 2009.

       In connection with the recapitalization discussed in Note 4, in March 2000 the Company's Board of Directors agreed to amend the Shareholder Rights Plan to exclude the recapitalization from being classified as a triggering event and, accordingly, the Rights did not become exercisable.

       Preferred Stock. In connection with the recapitalization discussed in
       Note 4, the Board of Directors authorized the issuance of a new series of preferred stock, designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"). A total of 15,000 shares of Series B Preferred Stock are authorized for issuance. The Series B Preferred Stock

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       accrues dividends, compounded quarterly, at 8.875% per annum on the liquidation preference, which is $1,000 per share plus accrued and unpaid dividends. Each share of Series B Preferred Stock may be converted into the Company's common stock at a conversion price of $1.80 per share, subject to adjustment. The Series B Preferred Stock is entitled to vote on all matters presented to holders of the Company's common stock on an "as converted" basis. Assuming that the Company's common stock is traded on the Nasdaq Stock Market and the Company is in compliance with all covenants under its debt agreements, the shares of Series B Preferred Stock will automatically convert into shares of common stock if the average high and low sales prices of the Company's common stock is above $7.50 per share for 45 consecutive trading days.

       Upon shareholder approval of the recapitalization, the July Exchangeable Notes in the original principal amount of $14,000, plus accrued interest of $233 were exchanged for 14,233 shares of Series B Preferred Stock. As of December 31, 2000, accrued and unpaid dividends on the Series B Preferred Stock amounted to $450.

       The market price of the Company's common stock was in excess of the conversion price for the July Exchangeable Notes on the commitment date. Accordingly, the Company was required to include a deemed dividend of $2,022 related to the holders of the Series B Preferred Stock due to the existence of a "beneficial conversion feature" on the commitment date in the determination of net loss per share applicable to common shareholders.

8.     Related Party Transactions

       An investment-banking firm, of which a former director of the Company is the Managing Director, received a fee of $500 as a representative of the Company for the sale of the Services division in September 1999. This investment-banking firm also received a fee of $642 as a representative of Personal Electronics in connection with the Company's 1998 acquisition described in Note 2.

       As discussed in Note 4, the Company has entered into several debt agreements with entities that are affiliated with directors of the Company.

       In December 1998, the Company entered into a sale-leaseback transaction with a director of the Company. Manufacturing facilities in Newberg, Oregon and Tucson, Arizona were sold for $10,500 and leased back to the Company. Due to the Company's continuing financial interest in the facilities, the transaction was accounted for as a financing transaction secured by the facilities with an imputed interest rate of 8.68%. The lease term is for 5 years with monthly payments of $90. No gain or loss from the sale was recorded. At the end of the initial lease term the Company had the option to buy the buildings back for $9,400. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the re-characterization of the lease from a capital lease to an operating lease. Accordingly, the buildings and the related debt have been removed from the accompanying balance sheets. As discussed in Note 9, the Company subleased the Tucson facility to Honeywell in February 2000.

       The Company has entered into consulting agreements with individuals who are former officers and directors of the Company. The consulting agreements provide for aggregate monthly payments of approximately $40 through February 2002. The Company has also entered into an employment agreement with an officer and director that provides for monthly payments of $25 until expiration in December 2003. The employment agreement may be

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       terminated prior to expiration but the Company would generally be required to pay severance benefits equal to one-year's salary. Additionally, the Company has entered into arrangements with an entity that is owned by a former director whereby an aggregate of $191 and $238 was paid for services rendered in 2000 and 1999, respectively.

       During 2000, the Company incurred management fees of $188 for services provided by a major shareholder.

9.     Restructuring and Sale of Assets

       Since the fourth quarter of 1998, the Company has taken actions to increase capacity utilization through the closure of two facilities and the sale of substantially all of the assets at two other divisions. The Company has also relocated its corporate headquarters to improve efficiency and control costs, and has completed a recapitalization transaction. The aggregate results of operations (excluding interest expense and income taxes) related to these activities for the years ended December 31, 2000 and 1999 are summarized as follows:


                                               2000               1999
                                               ----               ----

 Net sales                                      $ 11,935          $ 102,967
 Cost of goods sold                               14,040           (109,203)
                                           --------------     -------------
      Gross profit (loss)                         (2,105)            (6,236)
 Selling, general and administrative                (591)           (11,372)
 Recapitalization transaction costs               (5,336)                --
 Severance, retention, closure and
 relocation costs                                 (4,579)              (300)
 Impairment of long-lived assets                  (1,662)            (2,681)
 Goodwill amortization                                --               (868)
 Gain (loss) on sale of assets                     4,357            (20,712)
 Other, net                                           --                212
                                           --------------     -------------
                                                $ (9,916)         $ (41,657)
                                           ==============     =============

       Management estimates that approximately $10,000 of the 2000 revenue and $50,000 of the 1999 revenue relates to customers who have agreed to transition the manufacture of their products to other facilities owned by the Company. Presented below is a detailed description of each location that was impacted by a sale or restructuring.

       Headquarters Relocation. In July 2000, the Company announced plans to relocate its corporate headquarters from Denver to Phoenix. Accordingly, management assessed the estimated useful lives of the assets located in Denver and determined that it was not practical to use certain assets at the Phoenix location. The Company also reevaluated the carrying value of intellectual property related to a customer whose business was expected to terminate by the end of 2000. The aggregate carrying value of the Denver assets and the intellectual property as of March 31, 2000 was $1,900. Accordingly, effective April 1, 2000, the estimated useful lives of these assets were shortened to coincide with the expected period that the assets would continue to be used in the business. The impact of this

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       change in estimate resulted in an increase in depreciation and amortization expense of $1,931 ($.12 per share) for the year ended December 31, 2000.

       In connection with the Denver headquarters relocation and other changes in management, the Company incurred $4,579 for severance, retention, moving costs, recruiting fees for new management and employees, and related costs. Management estimates that approximately $300 of additional costs will be incurred through the first half of 2001.

       Sale of Tucson Assets. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility located in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for a purchase price of $13,240. The Company was required to place $500 in an escrow account, resulting in net proceeds of $12,740. The $500 placed in escrow is required to be paid to the Company in February 2001 and is presented as a receivable from the sale of assets in the accompanying consolidated balance sheet as of December 31, 2000.

       In connection with the agreement, Honeywell agreed to sublease the Tucson facility for at least 18 months at $32 per month, which is equal to the Company's lease commitment. Honeywell has the option to extend the term of the sublease until December 2003 when the Company's primary lease term expires. The Tucson facility is currently leased from a director of the Company as discussed in Note 8.

       The Company recognized a $1,200 impairment charge in 1999 related to property and equipment at the Tucson facility.

       Southeast Operations. On September 30, 1999, the Company initiated a plan to consolidate and close its South East Operations in Fort Lauderdale, Florida. Charges of approximately $11,000 related to the closure were recognized in the second half of 1999. These charges included $700 for severance costs related to approximately 200 employees whose employment period ended by April 2000. The unpaid portion of the severance provision amounted to $682 at December 31, 1999 and is included in accrued compensation and benefits in the 1999 balance sheet.

       In connection with the closure, the Company recognized charges of $7,131 for excess and obsolete inventories and other items that are included in cost of goods sold in 1999. The Company also recognized a charge of $1,000 for impairment of property and equipment that was not redeployed to other divisions. Additionally, the Company recognized an increase in the allowance for doubtful accounts of $2,400 that is included in selling, general and administrative expenses in 1999.

       The Company incurred additional charges of $2,384 in 2000, including $393 for retention and relocation costs and $250 for impairment of long-lived assets. The closure was substantially complete in April 2000 and all restructuring costs have been paid as of December 31, 2000.

       Sale of Services Division. On September 1, 1999, the Company sold substantially all of the assets of its Services Division for approximately $28,000. The Company recognized a loss of $20,565 primarily due to the write-off of $36,452 of unamortized goodwill that was directly associated with the acquisition of this business. The Company also recognized $400 for impairment of property, plant and equipment, and additional provisions totaling $1,600 related to inventory and receivables not transferred to the purchaser.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ended August 31, 2000 related to the division sold are in excess of $4,455 ("Target Earnings"), the Company is entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings were less than Target Earnings, the Company would have been required to refund an amount equal to three times the difference. The maximum amount that either party could be required to pay under the EC is $2,500; accordingly, the Company recorded a liability for $2,500 of the consideration received in 1999 that was subject to the EC.

       In October 2000, the purchaser notified the Company that actual earnings exceeded Target Earnings by $619, resulting in a payment due the Company of $1,857. Accordingly, the Company recognized an additional gain of $4,357 in 2000 under the EC.

       Rocky Mountain Operations. In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. Costs of $9,250 related to the closing were charged to operations for the year ended December 31, 1998. Additional costs related to the closure of $2,391 were incurred through October 1999 when the facility was sold for $3,802. The restructuring involved the termination of approximately 140 employees of which 123 were manufacturing related and 17 administrative or indirect support personnel. Total severance and salaries of employees performing exit activities amounted to $463 of which $263 was included in cost goods sold and $200 in selling, general and administrative expenses in 1998. During 1998, the Company paid $100 of these costs and the remainder was paid in 1999.

       Inventory allowances of $5,445, which were included in cost of goods sold in 1998, were recorded to provide for future losses to be incurred related to disengaged customers that did not continue as customers of the Company. In addition, a provision of $3,342 was charged to operations in 1998 related to asset impairment for land, building and equipment. At December 31, 1999, all of the restructuring costs had been paid and no accrual was remaining related to these restructuring activities.

10.    Business and Credit Concentrations

       The Company operates in the electronic manufacturing services segment of the electronics industry. Substantially all of the Company's customers are located in the United States. For the years ended December 31, 2000, 1999 and 1998, approximately 74%, 65% and 45%, respectively, of the Company's sales were derived from companies engaged in the aerospace industry. The Company has a policy to regularly monitor the credit worthiness of its customers and provide for uncollectible amounts if credit problems arise. Customers may experience financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has been experiencing component supply shortages which has impacted the Company's profitability in the past year. If this situation continues to deteriorate, the Company may experience reduced net sales and profitability in the future.

       Sales to significant customers as a percentage of total net sales for the years ended December 31, 2000, 1999 and 1998, were as follows:

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


                           2000                  1999                  1998
                           ----                  ----                  ----

AlliedSignal, Inc.         --                   46.1%                 42.1%
Honeywell, Inc.           72.7%                 10.3%                  3.3%
                     -----------------     -----------------     ---------------
Pro Forma Combined        72.7%                 56.4%                 45.4%
                     =================     =================     ===============

       In December 1999, AlliedSignal and Honeywell completed their merger and the combined company was named Honeywell International, Inc. The pro forma disclosure above presents the customer concentration as if the merger had occurred on January 1, 1998.

       At December 31, 2000 and 1999, approximately 69% and 57%, respectively, of the Company's net trade receivables were due from Honeywell International, Inc. The Company does not require collateral to support trade receivables.

11.    Commitments and Contingencies

       Operating Leases. The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2007. Lease expense under all operating leases amounted to $10,169, $9,471 and $7,072 for the years ended December 31, 2000, 1999 and 1998, respectively.

       At December 31, 2000, future minimum lease payments (excluding sublease rentals due from Honeywell International, Inc. discussed in Note 9) for operating leases are as follows:

            Year Ending December 31:

                      2001                                   $    7,680
                      2002                                        6,398
                      2003                                        5,668
                      2004                                        3,450
                      2005                                        2,297
                   After 2005                                     3,570
                                                        -----------------
                                                              $  29,063
                                                        =================

       Employee Benefit Plan. The Company has a 401(k) Savings Plan covering substantially all employees, whereby the Company matches 50% of an employee's contributions to a maximum of 2% of the employee's compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2000, 1999 and 1998, contributions by the Company to the Plan were approximately $637, $588 and $391, respectively.

       Legal Proceedings. In September and October 1998, the Company and certain of its present and former directors and officers were named as defendants in lawsuits brought by certain shareholders claiming to represent classes of shareholders that purchased shares of the Company's common stock between April and August 1998. These class action complaints purported to present claims under federal and state securities laws, seeking unspecified damages based on alleged misleading disclosures during the class period.

       In April 2000, the Company agreed to settle this litigation for approximately $6,400 and the settlement was recorded as of December 31, 1999. Under the settlement agreement, the Company transferred $3,100 to

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands, Except Per Share Amounts)


       the class settlement fund in April 2000 and agreed to issue a total of 1,300,000 shares of its common stock to members of the class and their counsel once the procedures set forth in the settlement are completed. The estimated fair value of the 1,300,000 shares of common stock was $3,290. In addition to the $6.4 million of consideration from the Company, the Company's insurer contributed an additional $2.9 million to the settlement fund.

       A motion to approve the settlement was approved by the state court on August 31, 2000. To date the Company has issued 390,000 shares of common stock to plaintiff's counsel and will issue the remaining 910,000 shares with a fair value of $2,303 when the court completes its determination of the members of the class who are entitled to participate in the settlement. On September 29, 2000, the parties filed a motion in federal court to dismiss all claims with prejudice.

                          Independent Auditors' Report



The Board of Directors
EFTC Corporation:

Under date of January 31, 2001, we reported on the consolidated balance sheets of EFTC Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000 which are included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP

Denver, Colorado
January 31, 2001



                        EFTC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                   Accounts Receivable- Allowance for Doubtful Accounts
                                                  (Dollars in Thousands)

                                                              Additions (1)
                                                        ------------------------
                                        Balance at       Charged         Charged                          Balance at
                                         Beginning      To Costs &      To Other                            End Of
     Year Ended December 31,             Of Period       Expenses       Accounts       Deductions (2)       Period
     -----------------------             ---------       --------       --------       --------------       ------

          1998                               $  474        $ 1,020       $  24             $  196         $ 1,322
          1999                                1,322          5,091          --              2,724           3,689
          2000                                3,689          1,033          --              3,051           1,671



                                 Inventories- Reserve for Excess and Obsolete Inventories
                                                  (Dollars in Thousands)

                                                              Additions (1)
                                                        ------------------------
                                        Balance at       Charged         Charged                          Balance at
                                         Beginning      To Costs &      To Other                            End Of
     Year Ended December 31,             Of Period       Expenses       Accounts       Deductions(2)(3)     Period
     ----------------------             ----------      ----------      ----------     ----------------   ------------
          1998                              $ 2,023        $ 6,975         $ 1,487            $ 2,097         $ 8,388
          1999                                8,388          7,287              --              5,500          10,175
          2000                               10,175          5,640              --              6,059           9,756

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information concerning the directors and executive officers of the Company is incorporated herein by reference to the section entitled ELECTION OF DIRECTORS in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders (the "Proxy Statement").

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.   Financial  Statements-The  financial  statements  listed  in Item
              8 on page 31,  are filed as part of this annual report.

         2. Financial Statement Schedules-Schedule II- Valuation and Qualifying Accounts and the accompanying opinion of KPMG LLP which appear on pages 56 and 55, respectively, are filed as part of this annual report.

         3. Exhibits-The following exhibits are filed as part of this annual report.


Exhibit
Number                                          Document Description

       3.1    Amended and Restated Articles of Incorporation of the Company (11)
       3.2    Articles of Amendment to the Articles of Incorporation of the Company (11)
       3.3    Articles  of  Amendment  to  the  Articles  of   Incorporation   of  the  Company  (Series  A  Junior
              Participating Preferred Stock) (10)
      *3.4    Articles  of  Amendment  to the  Articles  of  Incorporation  of the  Company  (Series B  Convertible Preferred
              Stock)
       3.5    Articles of Amendment to the Articles of Incorporation of the Company (increasing the authorized number of shares of common stock to 75 million) (12)
       3.6    Articles of Amendment  to the Articles of  Incorporation  of the Company  (eliminating  Article VIII)(12)
       3.7    Amended and Restated Bylaws of the Company (1) 4.1 Reference is made to Exhibits 3.1 - 3.6, respectively 4.2 Specimen
              Common Stock Certificate of the Company (1)
       4.3    Form of Convertible Note issued by the Company to Thayer-BLUM Funding, LLC (11)
       4.4.1  Rights Agreement dated as of February 25, 1999 between the Company and American Securities Transfer & Trust, Inc., as
              Rights Agent (10)


       4.4.2 Amendment to Rights Agreement dated as of March 30, 2000 between the Company and Rights Agent (11) 4.4.3 Amendment to
              Rights Agreement dated as of July 14, 2000 between the Company and Rights Agent (14)
      10.1    Form of  Registration  Rights  Agreement  dated  January  1994  between  the  Company and the parties thereto (1)
      10.2    Registration  Rights  Agreement  dated as of  February  24,  1997,  among  the  Company,  Charles  E. Hewitson,
              Matthew J. Hewitson and Gregory Hewitson and certain other parties (2)
      10.3    Registration  Rights  Agreement dated as of March 31, 1998,  among the Company,  Raymond Marshall and Robert Monaco
              (8)
      10.4    Registration  Rights  Agreement dated as of September 30, 1997 among the Company and CTI Shareholders (4)
      10.5.1  Registration  Rights  Agreement  dated as of March 30,  2000  between  the  Company  and  Thayer-BLUM Funding, L.L.C.
              ("Thayer-BLUM") (13)
     10.5.2   Amendment to Registration  Rights Agreement between the Company and Thayer-BLUM  effective as of July 14, 2000 (13)
     10.6     Asset  Purchase  Agreement  dated  February 17, 2000  between  Honeywell  International  Inc. and the Company (11)
     10.7.1   Note Agreement between the Company and Richard L. Monfort dated as of November 11, 1999
    *10.7.2   Amendment to Note  Agreement  between the Company and Richard L. Monfort  dated as of March 30, 2000, including the form of Note attached as Exhibit A thereto.
     10.8+    EFTC Corporation Equity Incentive Plan, amended and restated as of July 9, 1997 (6) 10.9+ EFTC Corporation Stock
              Option Plan for Non-Employee Directors, amended and restated as of July 9, 1997 (6)
     10.10    EFTC Corporation 2000 Stock Option Plan (15)
    *10.11    Agreement dated as of September 20, 2000 between the Company and Jack Calderon 10.12+ Employment Agreement with Jim
              Bass dated as of June 23, 2000 (14) 10.13+ Form of Consulting Agreement entered into by the Company in connection with the acquisition of Current Electronics, Inc.(5)
     10.14    Asset  Purchase  Agreement  dated as of August 31, 1999 between  Jabil  Circuit,  Inc.,  the Company,
              CTLCC  Acquisition  Corp.,  Circuit  Test,  Inc.,  Airhub  Services  Group,  L.C.,  and Circuit  Test
              International, L.C. (9)
     10.15    Master  Agreement  regarding  Asset  Purchase  and  Related  Transactions  dated as of March 19, 1999 between
              Honeywell Inc. and the Company (11)
    *10.16    Memorandum of Understanding  dated as of December 6, 2000 between Honeywell  International,  Inc. and the Company
     10.17    Securities  Purchase  Agreement  between the Company and Thayer-BLUM  Funding,  LLC dated as of March 30, 2000 (11)
     10.18    First Amendment to Securities Purchase Agreement between the Company and Thayer-BLUM Funding, LLC dated as of July 14,
              2000 (15)
     10.19    Loan and Security  Agreement  dated March 30, 2000 with Bank of America,  N.A.,  as agent for several banks (the "Bank") and the Company (11)
     10.20    Security Agreement - Stock Pledge dated March 30, 2000 with the Bank and the Company (11)
    *10.21    Amendment  No. 1 to the Loan and  Security  Agreement  dated  August 7, 2000 between the Bank and the Company
    *10.22    Intellectual Property Security Agreement dated as of March 30, 2000 between the Bank and the Company *10.23 Mortgage between the Company and the Bank (relating to the Company's property in Ottawa, Kansas)



    *10.24    Management and Cross-Services Agreement dated as of March 1, 2001 between the Company and K*Tec Electronics
              Corporation
    *21.1     List of Subsidiaries
    *23.1     Consent of KPMG LLP

-------------
*        Filed herewith
+        Management Compensation Plan
(1)      Incorporated  by reference from the Company's  Registration  Statement on Form SB-2 (File No.  33-73392-D)
         filed on December 23, 1993
(2)      Incorporated  by reference  from the  Company's  Current  Report on Form 8-K (File No.  0-23332)  filed on
         March 5, 1997
(3)      Incorporated  by reference  from the  Company's  Current  Report on Form 8-K (File No.  0-23332)  filed on
         August 26, 1997
(4)      Incorporated  by reference  from the  Company's  Current  Report on Form 8-K (File No.  0-23332)  filed on
         October 15, 1997
(5)      Incorporated  by reference  from the  Company's  Annual  Report on Form 10-K (File No.  0-23332)  filed on
         March 27, 1997
(6)      Incorporated  by reference  from the  Company's  Registration  Statement on Form S-2 (File No.  333-38444)
         filed on October 21, 1997
(7)      Incorporated  by reference from the Company's  Quarterly  Report on Form 10-Q (File No.  0-23332) filed on
         November 16, 1998
(8)      Incorporated  by reference  from the  Company's  Current  Report on Form 8-K (File No.  0-23332)  filed on
         April 15, 1998
(9)      Incorporated  by reference  from the  Company's  Current  Report on Form 8-K (File No.  0-23332)  filed on
         September 16, 1999
(10)     Incorporated by reference from the Company's  Registration  Statement on Form 8-A (File No. 0-23332) filed on February 25, 1999
(11)     Incorporated  by reference  from the  Company's  Annual  Report on Form 10-K (File No.  0-23332)  filed on
         April 14, 2000
(12)     Incorporated  by reference from the Company's  Quarterly  Report on Form 10-Q (File No.  0-23332) filed on
         November 14, 2000
(13)     Incorporated by reference from the Company's Schedule 14d-9 (File No. 005-49123) filed on July 20, 2000
(14)     Incorporated  by reference from the Company's  Quarterly  Report on Form 10-Q (File No.  0-23332) filed on
         August 14, 2000
(15)     Incorporated by reference from the Company's Schedule 14A (File No. 0-23332) filed on July 20, 2000


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 30th day of March 2001.

                             EFTC CORPORATION, a Colorado corporation

                             By: /s/ James K. Bass
                                      James K. Bass
                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                            Position Held
         Signature                          With the Registrant                                  Date
         ---------                          -------------------                                  ----
           /s/ James K. Bass                Chief Executive Officer and Director               March 30, 2001
         ---------------------------        (Principal Executive Officer)
         James K. Bass


           /s/ Peter W. Harper              Chief Financial Officer                            March 30, 2001
         ---------------------------        (Principal Financial Officer)
         Peter W. Harper


         /s/ James A. Doran                 Vice President                                     March 30, 2001
         ---------------------------        (Principal Accounting Officer)
         James A. Doran


           /s/ Allan S. Braswell, Jr.       Director                                           March 30, 2001
         ----------------------------
         Allan S. Braswell, Jr.


         /s/ Jack Calderon                  Director                                           March 30, 2001
         ------------------
         Jack Calderon


           /s/ Jeffrey W. Goettman          Director                                           March 30, 2001
         -------------------------
         Jeffrey W. Goettman


           /s/ Douglas P. McCormick         Director                                           March 30, 2001
         --------------------------
         Douglas P. McCormick


           /s/ Jose Medeiros                Director                                           March 30, 2001
         ---------------------------
         Jose Medeiros


           /s/Richard L. Monfort            Director                                           March 30, 2001
         ---------------------------
         Richard L. Monfort


           /s/ James Van Horne              Director                                           March 30, 2001
         ---------------------------
         James Van Horne


           /s/ John C. Walker               Director                                           March 30, 2001
         ---------------------------
         John C. Walker