Form 10-K/A
period 2000-12-31
EFTC CORP/
filed 2001-04-30
CIK 916797

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                         Commission file number 0-23332
                              --------------------

                                EFTC CORPORATION
                      ------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Colorado                                  84-0854616
---------------------------------          ------------------------------------
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                2501 West Grandview Road, Phoenix, Arizona 85023
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (602) 789-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------

  Common Stock, $.01 par value                 Nasdaq National Market
  ----------------------------                 ----------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on February 28, 2001, was $30,828,330. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of February 28, 2001, there were outstanding 15,933,489 shares of the registrant's Common Stock.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

     The following table, together with the accompanying text, present certain information, as of April 20, 2001, with respect to each of our directors and executive officers.


NAME                            AGE   POSITION(S) HELD WITH THE COMPANY
James K. Bass..............     43    Chief Executive Officer, President and
                                      Director
Jeffrey W. Goettman........     41    Chairman of the Board and Director
Peter W. Harper............     39    Chief Financial Officer and Secretary
Michael Eblin..............     39    Senior Vice President of Operations
John W. Briant.............     35    Vice President of Materials and Logistics
James A. Doran.............     46    Vice President and Chief Accounting
                                      Officer
Oscar A. Hager.............     46    Vice President of Human Resources
Alan Braswell, Jr..........     42    Director
Douglas P. McCormick.......     32    Director
Jose Medeiros..............     32    Director
Richard L. Monfort.........     47    Director
James C. Van Horne.........     65    Director
John C. Walker.............     39    Director


     There are no family relationships among our executive officers or directors.

     James K. Bass has served as our Chief Executive Officer, President and Director since July 2000. Prior to joining us, from 1996 to June 2000, Mr. Bass was a senior vice president of Sony Corporation, a company engaged in the development, design, manufacture and sale of various kinds of electronic equipment, instruments and devices for consumer and professional markets. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Company, a company engaged in the development, manufacturing and marketing of a wide variety of products for the generation, transmission, distribution, control and utilization of electricity. In addition, Mr. Bass has been a Director of TTM Technologies, Inc., a provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards since September 2000.


     Jeffrey W. Goettman has served as a Director since March 2000 and as our Chairman of the Board since January 2001. Mr. Goettman has been a Managing Director and Principal of Thayer Capital Partners, a private equity investment company, since February 1998. From February 1994 to February 1998, Mr. Goettman served as a Managing Director at Robertson Stephens & Co. Inc., an investment bank. In addition, Mr. Goettman has been Chairman of the Board and a Director of TTM Technologies, Inc. since January 1999. Mr. Goettman holds a Bachelor of Science from Duke University and a Master of Business Administration from the Stanford University Graduate School of Business.


     Peter W. Harper has served as our Chief Financial Officer since July 2000. From 1996 to June 2000, Mr. Harper was Vice President of Finance at Iomega Corporation, a company that designs, manufactures and markets personal and professional storage solutions for users of personal computers and consumer electronics devices. Prior to that, Mr. Harper spent 12 years in various management positions at General Electric Company.

     Michael Eblin has served as our Senior Vice President of Operations since July 2000. From 1995 to June 2000, Mr. Eblin was Director of Operations of Sony Corporation. Prior to that, Mr. Eblin held various management positions in the Electronics Controls division of United Technologies and Hughes Electronics, part of General Motors Corporation, an automobile manufacturer and communications systems and financial services provider.

     John W. Briant has served as our Vice President of Material and Logistics since October 1999. Mr. Briant served as the Director of Process and Quality Management since joining the company from 1998 to September 1999. Prior to joining EFTC, Mr. Briant held various management, procurement, and engineering positions at AlliedSignal from 1993 to 1998 and was responsible for the development of their corporate supply base for Electronic Manufacturing Services and Printed Wiring Boards. Prior to that, he held engineering positions with Honeywell's Business and Commuter Aviation Division, a manufacturer of aerospace products and services.


     James A. Doran has served as our Vice President and Chief Accounting Officer since September 1999. From September 1999 until April 2000, Mr. Doran was our Controller. Mr. Doran was our Treasurer from April 2000 to January 2001. From July 1994 until September 1999, Mr. Doran was a senior audit manager with Hein & Associates, LLP, a public accounting firm. From 1993 to 1994, Mr. Doran was Vice President and Chief Financial Officer of Gerrity Oil & Gas Corporation, an independent oil and gas operator. Mr. Doran served as a Director from December 1993 to August 2000.


     Oscar A. Hager has served as our Vice President of Human Resources since November 2000. From April 1999 to October 2000, Mr. Hager was our Director of Human Resources for Southwest Commercial Operations. Prior to joining us, Mr. Hager spent fifteen years with Honeywell's Commercial Aviation group, a manufacturer of commercial avionics equipment, in various human resource management capacities. Prior to joining Honeywell, Mr. Hager held various human resource positions in the aerospace industry.


     Allen S. Braswell has served as a Director since September 1997. Mr. Braswell formerly served as the President of Jabil Global Services, a subsidiary of Jabil Circuit, Inc., which acquired EFTC Services Group from the Company in September 1999. Mr. Braswell was Sr. Vice President of EFTC Corporation and President of the Company's EFTC Services Group from September 1997 until September 1999 when EFTC Services Group was acquired by Jabil Circuit, Inc. Mr. Braswell had been President of Circuit Test, Inc. ("CTI") since October 1993 and Chief Executive Officer of CTI since October 1996 until our acquisition of CTI and related companies which became the EFTC Services Group in September 1997. Mr. Braswell served on CTI's Board of Directors since its founding in 1981.



     Douglas P. McCormick has served as a Director since August 2000. Mr. McCormick has been a Managing Director and Principal at Thayer Capital Partners, a private equity investment company, since July 2000, and was a Vice President of that company since January 1999. Prior to that time, Mr. McCormick served as an associate at Morgan Stanley & Co. Incorporated, an investment bank, from June 1997 to January 1999. From September 1995 to June 1997, Mr. McCormick attended Harvard Business School. From May 1995 to August 1995, Mr. McCormick was an associate at Bankers Trust Corporation, a financial institution. In addition, Mr. McCormick has been a Director of TTM Technologies, Inc. since September 1999. Mr. McCormick holds a Bachelor of Science in Economics from the United States Military Academy and a Master of Business Administration from Harvard Business School.


     Jose S. Medeiros has served as a Director since August 2000. Mr. Medeiros is a Partner in Blum Capital Partners, L.P., a merchant banking and equity investment firm and has served since August 1998 as a Member of RCBA Strategic Partners, L.P., a Member of Thayer-BLUM. Before joining RCBA Strategic Partners, L.P., Mr. Medeiros was a Vice President in the Technology Mergers & Acquisitions group of Robertson Stephens & Company, an investment banking firm based in San Francisco, from June 1996 to August 1998. Before joining Robertson Stephens, Mr. Medeiros was an associate at McKinsey & Company, a strategic consulting firm, focusing on strategy, mergers and acquisitions and turnaround engagements. Prior to that, Mr. Medeiros also worked in the Investment Banking Division of Goldman, Sachs & Co.

     Richard L. Monfort has served as a Director since 1993. Mr. Monfort served as President and Chief Operating Officer of ConAgra Red Meat Companies from July 1989 to June 1995. From June 1995 to the present, Mr. Monfort was engaged in private investing activities. Mr. Monfort recently joined the board of the University of Colorado Hospital Authority. Mr. Monfort has been a director of Famous Dave's of America, Inc., an owner and operator of restaurants, since March 1997.



     James C. Van Horne has served as a Director since February 2001. Mr. Van Horne is currently the A.P. Giannini Professor of Finance at the Stanford University Graduate School of Business, where he has taught since 1965. Mr. Van Horne has served as a member of the Board of Directors of Sanwa Bank California since 1979; Montgomery Street Income Securities, Inc., a 1940 Act investment company listed on the New York Stock Exchange, since 1985; and Bailard Biehl & Kaiser Fund Group, a family of five mutual funds, since 1979.


     John C. Walker has served as a Director since March 2000. Mr. Walker has been a Partner with BLUM Capital Partners, L.P., a San Francisco-based private equity and strategic block investment firm, since April 1997. Prior to joining BLUM Capital Partners, L.P., Mr. Walker was the Vice President of PEXCO Holdings, Inc., a custom medical device manufacturer based in Massachusetts, from 1992 to 1997. Mr. Walker is also a member of the Board of Directors for Smarte Carte Corporation, a company providing products and services to travelers to efficiently store or move their belongings.



ITEM 11..EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid by us for the fiscal years ended December 31, 2000, 1999 and 1998 to our Chief Executive Officer and each of our other executive officers whose total salary and bonus exceeded $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE


                                                                               LONG-TERM COMPENSATION
                                                                               ----------------------
                                           ANNUAL COMPENSATION                   AWARDS       PAYOUTS
                               --------------------------------------------    ----------     -------
                                                               OTHER ANNUAL    SECURITIES      LTIP
                                                               COMPENSATION    UNDERLYING     PAYOUTS   ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR   SALARY($)    BONUS($)       ($)(1)       OPTIONS(#)       ($)    COMPENSATION($)
---------------------------    ----   ---------    --------       ------       ----------       ---    ---------------
James K. Bass (2)              2000   $126,918     $50,000         --           450,000         --     $42,133(3)
  Chief Executive Officer,
  President and Director

Jack Calderon (4)              2000    272,125      20,000       99,500(5)      450,000         --      5,194(6)
  Former Chairman, President   1999  287,894(7)       --           --           175,000         --      2,241(6)
  and Chief Executive          1998  240,885(8)     82,500         --           200,000         --      2,218(6)
  Officer

John W. Briant (2)             2000    140,950      40,000         --             --            --      46,124(3)
  Vice President of            1999    117,105        --           --             --            --         --
  Materials and Logistics      1998     42,519       6,000         --             --            --      37,119(3)



Oscar A. Hager                 2000    91,759       25,905         --             --            --         --
  Vice President - Human       1999    72,307         --           --             --            --         --
  Resources


----------

(1) Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2) Mr. Bass joined us in July 2000; Mr. Briant joined us in July 1998; and Mr. Hager joined us in April 1999.

(3) Represents payment to defray moving expenses related to relocation to Phoenix, Arizona in connection with employment with us.


(4) Mr. Calderon resigned his positions as our President and Chief Executive Officer effective July 2000 and as an employee effective September 2000.



(5) Represents severance and consulting payments paid by us to Mr. Calderon in 2000.


(6) Represents allocation of income associated with personal use of an automobile provided by us to Mr. Calderon.

(7) Mr. Calderon voluntarily took a 15% reduction in salary during the period beginning on July 4, 1999 through October 10, 1999 to assist our short-term liquidity position. If Mr. Calderon had collected his full salary for that period, his salary in 1999 would have been $300,000.

(8) Mr. Calderon voluntarily forfeited his salary for one pay period in 1998 to assist our short-term liquidity position. If Mr. Calderon had collected his full salary for that period, his salary in 1998 would have been $250,000.

STOCK OPTION GRANTS

     The following table sets forth information concerning the grant of stock options in 2000 to our Chief Executive Officer and our other executive officers named in the Summary Compensation Table. We did not grant any stock appreciation rights in 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                         --------------------------------------------------------------------
                         NUMBER OF                                                                    POTENTIAL REALIZABLE VALUE
                         SECURITIES     % OF TOTAL                       GRANT                          AT ASSUMED ANNUAL RATES
                         UNDERLYING      OPTIONS                         DATE                        OF STOCK PRICE APPRECIATION
                         OPTIONS        GRANTED TO       EXERCISE        MARKET                          FOR OPTION TERM(3)
                          GRANTED      EMPLOYEES IN    OR BASE PRICE     VALUE     EXPIRATION        ---------------------------
 NAME                      (#)(1)     FISCAL YEAR(2)     ($/SH)          ($/SH)       DATE              5%($)         10%($)
 ----                      ------     --------------     ------          ------       ----              -----         ------
James K. Bass             900,000         32.2%           $2.63          $1.75       6/22/10          $999,509       $2,510,144
Jack Calderon             450,000         16.1%           $2.63          $2.06       7/16/10          $326,485       $1,229,899
John W. Briant            120,000          4.3%           $2.63          $2.00       7/23/10           $75,335         $306,898
Oscar A. Hager             30,000          1.1%           $2.63          $1.66       10/31/10          $31,319          $79,368

----------


(1) Represents options to purchase shares of our common stock. Generally, 50% of the options granted to our executive officers were categorized as A options and the remaining 50% as B options. Generally, the B options become exercisable for 20% of the underlying shares on the first anniversary of the date of grant and for the balance in equal annual installments over the four year period thereafter, so long as the named executive remains employed by us or one of our subsidiaries. However, the 450,000 B options granted to Mr. Bass in 2000 become exercisable for 20% of the underlying shares on the grant date and for the balance in equal annual installments over the four year period thereafter, so long as he remains employed by us or one of our subsidiaries. The A options generally cliff-vest on the eighth anniversary of the date of grant. However, upon the occurrence of specified events, including a sale of shares by our majority stockholders or a merger, a portion of the A options will vest based upon the annual rate of return of our common stock.


(2) The percentages above are based on an aggregate of 2,797,015 shares subject to options that we granted to employees in the year ended December 31, 2000.

(3) Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe that this method accurately illustrates the potential value of a stock option.

STOCK OPTION EXERCISES AND VALUES FOR FISCAL 2000

     The following table sets forth information, with respect to our the named executive officers named in the Summary Compensation Table concerning options exercised in 2000 and unexercised options held by them as of the end of such fiscal year:


                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE
                                 --------------------------------------------------------------------------------
                                                   NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED IN-THE-MONEY
                      SHARES                       OPTIONS AT DECEMBER 31, 2000       OPTIONS AT DECEMBER 31, 2000($)(1)
                     ACQUIRED            VALUE     -----------------------------      ----------------------------------
         NAME       ON EXERCISE        REALIZED     EXERCISABLE    UNEXERCISABLE      EXERCISABLE          UNEXERCISABLE
         ----       -----------        --------     -----------    -------------      -----------          -------------
 James K. Bass            -                -          90,000          810,000              -                     -
 Jack Calderon            -                -         667,172          225,000              -                     -
 John W. Briant           -                -          60,000          120,000              -                     -
 Oscar A. Hager           -                -          30,000           30,000              -                     -



(1) The closing sales price per share for our common stock as reported by the Nasdaq National Market on December 29, 2000 was $1.125. The option value is calculated by multiplying (a) the positive difference, if any, between $1.125 and the option exercise price by (b) the number of shares of common stock underlying the option.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS


     We have entered into an employment agreement with James K. Bass, our Chief Executive Officer. Mr. Bass' agreement provides for him to be employed as our Chief Executive Officer for a term beginning on July 17, 2000 and ending on December 31, 2003, which term automatically extends for successive one-year periods until the agreement is terminated. Mr. Bass' agreement provides for a minimum annual base salary of $300,000 and incentive-based bonus compensation in an amount determined by our Compensation Committee. We may terminate his employment agreement with or without cause. In the case of a termination without cause, however, we must continue to pay Mr. Bass's base salary and prorated bonus compensation for a period of one year from the date of termination. Mr. Bass's agreement provided for an initial award of stock options to purchase 900,000 shares of common stock at an exercise price of $2.63 per share under our 2000 Equity Stock Option Plan. Options to purchase 450,000 shares vest over four years (20% of which vest immediately, the remaining 80% vest incrementally over five years) and options to purchase the remaining 450,000 shares vest in 2008 or earlier if we achieve certain benchmark internal rates of return.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table shows the amount of each class of common stock beneficially owned as of March 31, 2001 by (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group, and (d) each person known by us to own beneficially more than five percent of our outstanding common stock.

                                                                                 SHARES BENEFICIALLY OWNED
                                                                                 -------------------------
NAME OF BENEFICIAL OWNER(1)                                                  NUMBER                  PERCENT(2)
---------------------------                                                  ------                  ----------
DIRECTORS AND EXECUTIVE OFFICERS:
James K. Bass (3)..............................................                90,000                    *
Jeffrey W. Goettman (4)........................................            37,381,484                   78.4%
Peter W. Harper................................................                    --                    *
Michael Eblin..................................................                    --                    *
John W. Briant (5).............................................                60,000                    *
James A. Doran (6).............................................                90,370                    *
Oscar A. Hager (7).............................................                30,500                    *
Douglas P. McCormick...........................................            37,381,484                   78.4%
Jose Medeiros..................................................            37,381,484                   78.4%
John C. Walker.................................................            37,381,484                   78.4%
Alan Braswell, Jr (8)..........................................               888,900                    5.6%
Richard L. Monfort (9).........................................               684,397                    4.3%
James C. Van Horne.............................................                    --                    *
All directors and executive officers
as a group (13 persons) (10)...................................            39,225,621                   81.8%

5% STOCKHOLDERS:
Dimensional Fund Advisors (11).................................             1,106,942                    7.0%
Gilder Gagon Howe & Co, LLC (12)...............................               875,275                    5.5%
Thayer-Blum Funding, L.L.C (4) (13)............................            37,381,484                   78.4%



*    Represents less than 1% of our outstanding common stock.

(1) Except as otherwise indicated, the address of each person listed on the table is 2501 West Grandview Road, Phoenix, Arizona 85023.


(2) We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and convertible securities held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2001, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 15,933,489 shares of our common stock outstanding as of March 31, 2001.



(3) Consists of 90,000 shares issuable upon exercise of options granted under our option plans.



(4) Includes 23,416,973 shares issuable upon conversion of our 8.875% Senior Subordinated Convertible Note held by Thayer-BLUM Funding, L.L.C. ("Thayer-Blum") and 8,339,511 shares issuable upon conversion of our Series B Preferred Stock held by Thayer-Blum. Messrs. Goettman, McCormick, Medeiros and Walker disclaim beneficial ownership of these securities, except to the extent of any pecuniary interest therein.



(5) Consists of 60,000 shares issuable upon exercise of options granted under our option plans.


(6) Includes 90,000 shares issuable upon exercise of options granted under our option plans.

(7) Includes 30,000 shares issuable upon exercise of options granted under our option plans.

(8) Includes 150,080 shares beneficially owned by the Allen S. Braswell, Jr. Family Limited Partnership #1; 97,821 shares beneficially owned by the Allen S. Braswell, Jr. EFTC Limited Partnership, of which Allen S. Braswell is a general partner; 11,000 shares beneficially owned by the Allen S. Braswell, Sr. Trust, of which Allen S. Braswell, Sr., Allen S. Braswell, Jr.'s fathers, is the trustee; 35,000 shares beneficially owned by Circuit Test International, L.P., of which Braswell Investment Corporation ("BIC") is a general partner; and 546,088 shares beneficially owned by Braswell GRIT Limited Partnership, of which BIC is a general partner. Allen S. Braswell, Jr. is president of BIC. Mr. Braswell's address is 159 Ranch Road, Evergreen, Colorado 80439.

(9) Includes 271,500 shares held by the Monfort Family Partnership; 250,000 shares held by Rick Montera and Kay Montera as joint tenants with right of survivorship; 92,672 shares held by a partnership in which Mr. Monfort is the principal investor; and 46,070 shares owned by three of Mr. Monfort's minor children.


(10) Includes 294,125 shares issuable upon exercise of options granted under our option plans, 23,416,973 shares issuable upon conversion of our 8.875% Senior Subordinated Convertible Note held by Thayer-Blum, and 8,339,511 shares issuable upon conversion of our Series B Preferred Stock held by Thayer-Blum.


(11) The address of Dimensional Fund Advisors is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(12) The address of Gilder, Gagnon, Howe &Co. LLC is 1775 Broadway, 26th Floor, New York, New York 10019.

(13) The address of Thayer-BLUM Funding, L.L.C. is 1455 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


SALE/LEASEBACK TRANSACTION



     Richard L. Monfort, currently a member of the Compensation Committee, entered into a sale/leaseback transaction with us in December 1998 whereby we sold two manufacturing facilities located in Newburg, Oregon and Tucson, Arizona to Mr. Monfort for $10.5 million. Mr. Monfort leased these manufacturing facilities back to us for a term of five years with aggregate monthly payments of $90,000. At the end of the lease term, we had the option to repurchase the facilities for approximately $9.4 million. In May 1999, the lease was amended to eliminate the purchase option.


ISSUANCE OF SUBORDINATED NOTES AND WARRANTS


     Mr. Monfort purchased $15 million in aggregate principal amount of subordinated notes issued by us on September 9, 1997. The subordinated notes had a maturity date of December 31, 2002 and provided for interest at a variable rate (adjusted monthly) equal to 2.00% over the applicable LIBOR rate. We use the proceeds from these notes to acquire certain assets from Honeywell (formerly AlliedSignal, Inc.). In connection with the issuance of these subordinated notes, we issued warrants to purchase 500,000 shares of our common stock at an exercise price of $8.00 per share to Mr. Monfort. The warrants were exercised on October 9, 1997 resulting in net proceeds to us of $4.0 million. We prepaid $10.0 million of the outstanding principal amount of these notes early in December 1997 from the proceeds of a loan from our senior lender. In connection with such prepayment, we agreed to pay a fee of approximately $325,000 to be paid in equal monthly increments until the maturity of the notes.


     In November 1999, Mr. Monfort purchased $5 million in aggregate principal amount of subordinated notes issued by us. These notes had a maturity date of March 30, 2000 and provided for interest at a rate of 10%. We used the proceeds of these notes for general operating purposes. In connection with the Purchase Agreement, we repaid $6.9 million in principal amount outstanding under both subordinated notes. In addition, we paid the remaining outstanding prepayment fee of approximately $150,000 due in connection with the prepayment of the September 1997 notes and a fee of $100,000 due upon maturity of the November 1999 note. In March 2000, the remaining $3.0 million due under the November note agreement was refinanced with a maturity date of March 30, 2004 and bearing interest at 10%.

RECAPITALIZATION TRANSACTION

     Mr. Goettman and Mr. Walker, each of whom are members of the Compensation Committee, are partners in Thayer Capital Partners ("Thayer") and BLUM Capital Partners ("BLUM"), respectively. On March 30, 2000,we completed the first stage of a recapitalization transaction with Thayer-BLUM Funding, L.L.C. ("Thayer-BLUM Funding"), an entity formed by affiliates of Thayer and BLUM. The first stage involved the issuance of a total of $54 million in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was funded on March 30, 2000. On July 14, 2000, we issued an additional $14 million of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-BLUM Funding in the second stage of the transaction. As described below, on August 23, 2000, the March and July Exchangeable Notes were exchanged for the Senior Subordinated Convertible Notes (the "Convertible Notes") and the Series B Convertible Preferred Stock (the "Convertible Preferred Stock"), respectively.

     The recapitalization also involved a tender offer by Thayer-BLUM Funding that was completed on August 23, 2000 for 5,625,000 shares of our outstanding common stock at a price of $4.00 per share. Upon completion of the final stage of the recapitalization, Thayer-BLUM Funding obtained the right to designate a majority of the members of our board of directors and to approve any significant financings, acquisitions and dispositions.

     The March and July Exchangeable Notes initially provided for an interest rate of 15% and were accompanied by warrants to purchase 3,093,154 shares of our common stock at an exercise price of $.01 per share. However, since shareholders approved the issuance of the Convertible Notes and the Convertible Preferred Stock and the tender offer was consummated, the warrants never became exercisable and they expired.


     Upon receipt of shareholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes in the principal amount of $57,284,850. The Convertible Notes provide for interest at 8.875%, payable in kind, and may be converted into our common stock at $2.58 per share, subject to adjustment. The July Exchangeable Notes were exchanged for the Convertible Preferred Stock that accrues dividends, compounded quarterly, at 8.875% on the liquidation preference thereof. The liquidation preference of the Convertible Preferred Stock was initially equal to $14,233,333 (the aggregate principal balance of the July Exchangeable Notes plus accrued interest through August 22, 2000). The Convertible Preferred Stock is convertible into our common stock at $1.80 per share, subject to adjustment.



MANAGEMENT FEES



     In 2000, we incurred management fees of approximately $188,000 for management services provided by Thayer-BLUM.


K*TEC PROPOSAL

     Our board of directors has received a proposal from K*TEC Electronics Corporation ("K*TEC") contemplating a business combination between K*TEC and us. K*TEC is a privately held company that was purchased in October 2000 by an affiliate of Thayer-BLUM Funding, L.L.C., our principal shareholder. Although the proposal contemplates a non-cash transaction, neither a specific structure, exchange ratio, nor other terms and conditions of the business combination were included in the non-binding K*TEC offer. Our board of directors has appointed a special independent committee to consider the proposal and has authorized the committee to engage financial and legal advisors. The committee has engaged such advisors and is in the process of considering the proposal. The proposed business combination is subject to the approval of the special independent committee, our board of directors and shareholders, as well as a number of other material conditions, including negotiation of a definitive agreement and compliance with all applicable regulatory and governmental requirements. Accordingly, there can be no assurance that the parties will consummate the proposed business combination.

     We have entered into a Management and Cross-Services Agreement with K*TEC as of March 1, 2001 pursuant to which, pending completion of the business combination or the rejection of the proposal, we will provide K*TEC with executive support, supervisory and management services similar to those customarily provided by chief executive and chief financial officers as well as advice and assistance to the board of directors in the development and execution of an operating and business plan for K*TEC. K*TEC will provide us with certain marketing and sales support and information systems technology and will pay us a monthly management fee of $20,000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EFTC CORPORATION

Date:  April 30, 2001                  By: /s/ James K. Bass
                                          --------------------------------------
                                           James K. Bass
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                                                 DATE
----                                     -----                                                 ----
/s/James K. Bass                         President, Chief Executive Officer                    April  30, 2001
------------------------------------
   James K. Bass                         (Principal Executive Officer), and Director

/s/Peter W. Harper                       Chief Financial Officer and Secretary                 April 30, 2001
------------------------------------      (Principal Financial Officer)
  Peter W. Harper


/s/James A. Doran                        Vice President and Chief Accounting Officer           April 30, 2001
------------------------------------      (Principal Accounting Officer)
  James A. Doran

/s/Allen S. Braswell, Jr.                Director                                              April 30, 2001
------------------------------------
   Allen S. Braswell, Jr.

/s/Jeffrey W. Goettman                   Director and Chairman of the Board                    April 30, 2001
------------------------------------
  Jeffrey W. Goettman

/s/Douglas P. McCormick                  Director                                              April 30, 2001
------------------------------------
   Douglas P. McCormick

/s/Jose Medeiros                         Director                                              April 30, 2001
------------------------------------
   Jose Medeiros

/s/Richard L. Monfort                    Director                                              April 30, 2001
------------------------------------
   Richard L. Monfort

/s/James C. Van Horne                    Director                                              April 30, 2001
------------------------------------
   James C. Van Horne


/s/John C. Walker                        Director                                              April 30, 2001
------------------------------------
   John C. Walker