Form 10-Q
period 2001-04-01
EFTC CORP/
filed 2001-05-16
CIK 916797

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

      (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: APRIL 1, 2001

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 0-23332

EFTC CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0854616
(State or other jurisdiction of	(IRS Employer

incorporation or organization)	Identification No.)

2501 West Grandview Road
Phoenix, Arizona 85023
(Address of principal executive offices)

(602) 789-6600
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01	15,983,989 shares

(Class of Common Stock)	(Outstanding at April 30, 2001)

EFTC CORPORATION

FORM 10-Q

INDEX

		Page
		Number(s)

PART I. FINANCIAL INFORMATION

Item 1	Unaudited Financial Statements

	Consolidated Balance Sheets-

	December 31, 2000 and April 1, 2001	3-4

	Consolidated Statements of Operations-

	Quarter Ended March 31, 2000 and April 1, 2001	5

	Consolidated Statements of Cash Flows-

	Quarter Ended March 31, 2000 and April 1, 2001	6-7

	Notes to Consolidated Financial Statements	8-9

Item 2	Management's Discussion and Analysis of Financial

	Condition and Results of Operations

	General	10

	Merger Agreement	10

	Results of Operations	11-12

	Liquidity and Capital Resources	13-14

	Special Note Regarding Forward-looking Statements	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Changes in Securities	15

Item 3	Defaults Upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15-16

Item 6	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

Part I. Financial Information

Item 1. Unaudited Financial Statements

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,	April 1,
	2000	2001

ASSETS

Current Assets:

Cash and equivalents	$43	$61

Trade receivables, net of allowance for doubtful accounts of $1,671 and $2,228, respectively	42,270	33,613

Receivable from sale of assets	500	—

Inventories, net	82,220	81,504

Prepaid expenses and other	1,380	2,140

Total Current Assets	126,413	117,318

Property, Plant and Equipment, at cost:

Leasehold improvements	4,249	4,256

Buildings and improvements	2,127	2,158

Manufacturing machinery and equipment	15,432	15,294

Furniture, computer equipment and software	13,149	13,480

Total	34,957	35,188

Less accumulated depreciation and amortization	(14,581)	(15,907)

Net Property, Plant and Equipment	20,376	19,281

Intangible and Other Assets:

Goodwill, net of accumulated amortization of $1,025 and $1,092, respectively	6,997	6,930

Intellectual property, net of accumulated amortization of $2,403 and $2,507, respectively	2,585	2,481

Debt issuance costs, net of accumulated amortization of $811 and $969, respectively	2,470	2,312

Deposits and other	731	727

Total Intangible and Other Assets	12,783	12,450

	$159,572	$149,049

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	April 1,
	2000	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$39,944	$40,082

Outstanding checks in excess of cash balances	5,471	10,272

Accrued compensation and benefits	7,463	5,857

Other accrued liabilities	1,498	2,163

Total Current Liabilities	54,376	58,374

Long-term Liabilities:

Long-term debt, net of current maturities:

Banks	28,559	9,671

Convertible Notes, including accrued interest	59,093	60,404

Related parties	3,000	3,000

Other	339	229

Total Liabilities	145,367	131,678

Shareholders’ Equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 14,233 shares of Series B Convertible Preferred Stock	14,683	15,009

Common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 15,933,489 and 15,980,989 shares, respectively	159	160

Additional paid-in capital related to common stock	93,222	93,033

Settlement obligation to issue 910,000 shares of common stock	2,303	2,303

Deferred stock compensation cost	(280)	(262)

Accumulated deficit	(95,882)	(92,872)

Total Shareholders’ Equity	14,205	17,371

	$159,572	$149,049

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended

	March 31,	April 1,
	2000	2001

Net Sales	$63,526	$107,486

Cost of Goods Sold	62,197	97,576

Gross profit	1,329	9,910

Operating Costs and Expenses:

Selling, general and administrative expenses	4,848	4,934

Recapitalization transaction costs	4,874	—

Goodwill amortization	67	67

Total operating costs and expenses	9,789	5,001

Operating income (loss)	(8,460)	4,909

Other Income (Expense):

Interest expense	(1,608)	(1,906)

Gain (loss) on sale of assets	(2)	4

Other, net	(30)	3

Income (loss) before income taxes	(10,100)	3,010

Income Tax Benefit (Expense)	—	—

Net income (loss)	$(10,100)	$3,010

Net Income (Loss) Applicable to Common Shareholders:

Basic	$(10,100)	$2,665

Diluted	$(10,100)	$4,302

Net Income (Loss) Per Share Applicable to Common Shareholders:

Basic	$(0.65)	$0.16

Diluted	$(0.65)	$0.09

Number of Shares Used for Computation:

Basic	15,543,000	16,872,000

Diluted	15,543,000	47,977,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Quarter Ended

	March 31,	April 1,
	2000	2001

Cash Flows from Operating Activities:

Net income (loss)	$(10,100)	$3,010

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	1,700	1,501

Amortization of debt issuance costs	474	158

Impairment of property, plant and equipment	—	618

Accrued interest on convertible notes	—	1,311

Provision for excess and obsolete inventories	1,031	1,330

Provision for doubtful accounts receivable	321	518

Loss (gain) on sale of assets	2	(4)

Stock-based compensation and services expense	210	18

Changes in operating assets and liabilities, net of effects of sale of business:

Decrease (increase) in:

Trade receivables	31	8,139

Inventories	(25,934)	(614)

Prepaid expenses and other	1,024	(688)

Increase (decrease) in:

Accounts payable	4,491	138

Accrued compensation and benefits	(1,054)	(1,606)

Other accrued liabilities	5,925	555

Net cash provided (used) by operating activities	(21,879)	14,384

Cash Flows from Investing Activities:

Proceeds from sale of assets	12,740	504

Payment of commissions related to sale of business	(100)	—

Capital expenditures	(1,170)	(919)

Net cash provided (used) by investing activities	11,470	(415)

Cash Flows from Financing Activities:

Proceeds from long-term debt	121,861	100,885

Principal payments on long-term debt	(108,184)	(119,773)

Payments for debt issuance costs	(165)	—

Increase in outstanding checks in excess of cash balances	—	4,801

Proceeds from exercise of stock options	—	136

Net cash provided (used) by financing activities	13,512	(13,951)

Net increase in cash and equivalents	3,103	18

Cash and Equivalents:

Beginning of period	716	43

End of period	$3,819	$61

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Dollars in Thousands)

	For the Quarter Ended

	March 31,	April 1,
	2000	2001

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,416	$512

Cash paid (received) for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and

Financing Activities:

Proceeds from sale of assets placed in escrow account	$500	$—

Issuance of warrants to purchase common stock for debt issuance costs	$326	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1. Basis of Presentation

Effective January 1, 2001, the Company changed its fiscal year from a calendar year to the Sunday closest to December 31. Similarly, the Company’s quarterly financial reporting ends on the Sunday closest to the last day of each calendar quarter, which was April 1, 2001 for the first quarter of 2001. This change did not have a material effect on the comparability between the first quarter of fiscal 2000 and 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. Earnings Per Share

Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted Earnings Per Share are the same for the quarter ended March 31, 2000, as all potential common shares were antidilutive. For the quarter ended April 1, 2001, diluted Earnings per Share gives effect to shares issuable upon conversion of the Company’s Convertible Notes and Convertible Preferred Stock, using the if-converted method. Under the if-converted method, it is assumed that conversion occurred at the beginning of the quarter, and that the Company would not have been required to incur interest and dividends on the Convertible Notes and Convertible Preferred Stock, respectively.

3. Inventories

Inventories at December 31, 2000 and April 1, 2001 consist of the following:

	2000	2001

Purchased parts and completed subassemblies	$65,905	$67,265

Work-in-process	14,284	12,250

Finished goods	2,031	1,989

	$82,220	$81,504

EFTC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

4. Restructuring and Sale of Assets

Since the fourth quarter of 1998, the Company has taken actions to increase capacity utilization through the closure of facilities and the sale of assets. The aggregate operating results related to these locations, derived from the Company’s divisional accounting records (excluding corporate costs, interest and income taxes), for the first quarter of 2000 are summarized as follows:

Net sales	$14,510

Cost of goods sold	15,429

Gross profit (loss)	$(919)

Selling, general and administrative expenses	$(682)

Management estimates that approximately $11,000 of the net sales shown above relate to customers who have agreed to transition the manufacture of their products to other facilities operated by the Company. Following is a description of each location that was impacted by a sale or restructuring during the first quarter of 2000.

Sale of Tucson Assets. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company’s facility located in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for a purchase price of $13,240.

Southeast Operations. On September 30, 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. In connection with the restructuring, the Company recognized a charge of approximately $700 for severance costs related to approximately 200 employees who were terminated by April 2000. During the first quarter of 2000, the Company recognized charges totaling $950 for retention bonuses, relocation costs and other closure activities. The closure was substantially complete by the end of the second quarter of 2000 and all severance and retention costs were paid in 2000.

5. Debt Financing

At December 31, 2000 and April 1, 2001, long-term debt consisted of the following:

	2000	2001

Senior Subordinated Convertible Notes, interest at 8.875%, due June 2006	$59,093	$60,404

Note payable to director, interest at 10%, unsecured, due March 2004	3,000	3,000

Note payable to bank under revolving line of credit, interest at the prime rate plus .5% (8.5% at April 1, 2001), collateralized by substantially all assets, due March 2003	28,559	9,671

Total long-term debt	$90,652	$73,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information set forth below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. See "—Special Note Regarding Forward-Looking Statements.”

General

      EFTC Corporation (the “Company”) is a provider of electronic manufacturing services to original equipment manufacturers. The Company focuses on high-mix solutions that target the aerospace, industrial controls and instrumentation, medical equipment, semiconductor capital equipment, networking and telecommunications equipment industries. The Company’s manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. High mix manufacturing involves processing printed circuit board assemblies in small-lots (25-100 assemblies per production run) in a flexible manufacturing environment.

      The following discussion and analysis provides information that EFTC’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, as well as with the consolidated financial statements, notes thereto and the related management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Merger Agreement

      As discussed in Part II, Item 5 of this Report, in May 2001 the Company signed a definitive merger agreement with K*TEC Electronics Holding Corporation, an electronic manufacturing services company based in Sugar Land, Texas. K*TEC is controlled by an affiliate of Thayer-BLUM Funding, L.L.C., the Company’s principal shareholder. A special committee of independent directors negotiated terms of the merger agreement on behalf of the minority shareholders of EFTC.

      Following completion of the transaction, EFTC and K*TEC will be wholly owned subsidiaries of a newly formed holding company, whose common stock is expected to be traded on the Nasdaq National Market. In connection with the signing of the merger agreement, Thayer-BLUM Funding, L.L.C. agreed to convert the Series B preferred stock and the senior convertible notes of EFTC into common stock on or before May 31, 2001.

      The current directors of EFTC will serve as the directors of the holding company following the merger. Consummation of the proposed business combination is subject to a number of closing conditions, including approval by EFTC’s shareholders. Consequently, there can be no assurance that the business combination will be consummated. If the merger is consummated, management expects that it will be accounted for as a reorganization of entities under common control.

Results of Operations

      The Company’s results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from Honeywell). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on the Company’s quarterly results of operations. Other factors affecting the Company’s quarterly results of operations may include, among other things, the Company’s performance under the agreement with Honeywell, price competition, disposition of divisions and closure of operating units, the ability to obtain inventory from its suppliers on a timely basis, the Company’s level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company through managing inventories and other assets, the timing of expenditures in anticipation of increased sales, and fluctuations in the cost of components or labor.

      The following table sets forth certain operating data as a percentage of net sales:

	For the Quarter Ended

	March 31,	April 1,
	2000	2001

Net sales	100.0%	100.0%

Cost of goods sold	97.9%	90.8%

Gross profit	2.1%	9.2%

Selling, general and administrative	7.6%	4.6%

Recapitalization transaction costs	7.7%	—

Goodwill amortization	0.1%	0.1%

Operating income (loss)	(13.3%)	4.5%

      Net Sales. Net sales for the first quarter of 2000 were $63.5 million compared to $107.5 million in the first quarter of 2001, which is an increase of 69.2%. Substantially all of the increase in revenue during the first quarter of 2001 was attributable to increased sales under the Honeywell agreement at the Company’s Phoenix facility. However, this increased revenue was offset by the loss of revenue from the Tucson assets that were sold on February 17, 2000 and which contributed sales of approximately $4 million in the first quarter of 2000.

      Management expects the positive year over year trends in revenues and profits to continue in the second quarter of 2001 due to the addition of new customers and improved operational execution. However, the Company is experiencing order softness from some of its customers and second quarter revenues and profits may decline up to approximately 15% from first quarter of 2001 results. The Company is not able to provide guidance beyond the second quarter due to the uncertainty in the markets served by many of its customers.

Gross Profit. The Company had gross profit of 2.1% in the first quarter of 2000 compared to gross profit of 9.2% in the first quarter of 2001. The improvement in gross profit during the first quarter of 2001 is primarily attributable to an overall improvement in capacity utilization at the Company’s facilities. This improvement was driven by changes initiated in 1999 and the first half of 2000 related to the closure of the Ft. Lauderdale facility and the sale of the assets of the Tucson facility. The Ft. Lauderdale and Tucson facilities generated a combined gross profit deficiency of $0.9 million during the first quarter of 2000.

Gross profit for the first quarter of 2000 was also negatively impacted by $0.8 million related to the transition of additional manufacturing services under the Honeywell agreement in the first quarter of 2000.

      During the first quarter of 2001, the Company assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast, and the abandonment of software that is no longer expected to be used. Accordingly, the Company recognized impairment expense of $0.6 million that is included in cost of goods sold in 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG & A”) increased 1.8% to $4.9 million in the first quarter of 2001 compared to $4.8 million in the first quarter of 2000. Despite the significant increase in sales, SG & A expenses have remained stable, primarily due to the elimination of costs as a result of the closure of the Denver headquarters in the fourth quarter of 2000, and $0.7 million of SG & A eliminated in connection with the closure of the Ft. Lauderdale and Tucson facilities.

      Recapitalization Transaction Costs. In connection with the March 2000 recapitalization, the Company incurred charges totaling $4.9 million for financial advisor fees, a fee paid to Thayer-BLUM Funding, and due diligence costs for legal, accounting and management consultants. The Company capitalized costs associated with the Senior Subordinated Exchangeable Notes and the new revolving credit agreement, and all other costs were charged to operations during the first quarter of 2000.

      Interest Expense. Interest expense increased 18.5% to $1.9 million in the first quarter of 2001 compared to $1.6 million in the same quarter of 2000. The increase in 2001 was primarily attributable to an increase in the Company’s weighted average borrowings to $78.6 million compared to $38.7 million in the first quarter of 2000. The increased debt level in 2001 is attributable to the August 2000 issuance of Convertible Notes that bear interest at 8.875%. The Convertible Notes had an outstanding principal balance of $60.4 million at April 1, 2001. During the first quarter of 2000, interest expense included $0.4 million of accelerated amortization of debt issuance costs in connection with amendments to the previous bank credit agreement.

      Interest expense for the second quarter of 2001 is expected to decrease from first quarter levels since Thayer-BLUM Funding, L.L.C. has agreed to convert the Convertible Notes to common stock by May 31, 2001 as one of the conditions of the Merger Agreement with K*TEC Electronics Holding Corporation, as discussed in Part II, Item 5 of this Report on Form 10-Q.

      Income Tax Benefit. Due to significant net losses in 1999 and 2000, the Company recorded a valuation allowance for all of its net deferred tax assets. An income tax provision was not recorded for the earnings generated in the first quarter of 2001 as the amount that otherwise would have been provided was offset by a decrease in the valuation allowance for net deferred tax assets. Utilization of the Company’s net operating loss carryforwards is subject to limitation as a result of the change in ownership of the Company that occurred during 2000. Accordingly, if the Company continues to generate taxable earnings in future periods, these net operating losses may not be sufficient to eliminate the Company’s entire current income tax liability.

Liquidity and Capital Resources

      The Company’s working capital at April 1, 2001 totaled $58.9 million compared to $72.0 million at December 31, 2000. At April 1, 2001, borrowings on the Company’s $45.0 million revolving credit facility were approximately $9.7 million and unused availability equaled approximately $35.3 million under the credit facility.

      Cash Flows from Operating Activities. Net cash provided by operating activities for the first quarter of 2001 was $14.4 million, compared with net cash used in operating activities of $21.9 million in the first quarter of 2000. The difference between the Company’s net income in the first quarter of 2000 of $3.0 million and its $14.4 million operating cash flow was primarily attributable to an $8.1 million decrease in trade receivables, $1.7 million of depreciation and amortization expense, a $1.3 million provision for excess and obsolete inventories, and a $1.3 million increase in accrued interest on convertible debt, partially offset by a decrease of $1.6 million in accrued compensation and benefits.

      Days Sales Outstanding (based on annualized sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 29 days for the first quarter of 2001, compared to 37 days for the first quarter of 2000. Days Sales Outstanding for the first quarter of 2001 were affected favorably by a new financing program for a substantial portion of the Company’s receivables whereby the receivables are generally collected in 10 days in exchange for a discount of 0.5%.

      Inventories decreased 0.9% to $81.5 million at April 1, 2001, compared to $82.2 million at December 31, 2000. For the first quarter of 2001, inventory turns (i.e., annualized revenue divided by period end inventory) amounted to 5.3 times per year. This compares to 3.6 times for the first quarter of 2000. During 2000, one of the Company’s biggest challenges involved financing the higher levels of inventories required to support increased sales at the Phoenix facility. During the last half of 1999 and much of 2000, these difficulties worsened because of industry-wide shortages of components that ultimately delayed shipment of finished goods to customers. By the fourth quarter of 2000, the component shortages had diminished and the Company had generally improved its inventory management practices, which contributed to improved inventory turns in 2001 compared to 2000.

      Cash Flows from Investing Activities. Net cash used in investing activities in the first quarter of 2001 was $0.4 million compared with net cash provided by investing activities of $11.5 million in the first quarter of 2000. The Company’s investing cash flows in the first quarter of 2001 reflect $0.9 million in capital expenditures (primarily for new manufacturing equipment), partially offset by $0.5 million of proceeds from the sale of assets.

      The Company recently entered into a 10-year operating lease that provides for annual payments of approximately $0.6 million for a new manufacturing facility in Lawrence, Massachusetts. This facility will replace the Company’s current leased facility in Wilmington, Massachusetts that provided for annual payments of approximately $0.7 million. The Company anticipates that capital expenditures in the second and third quarter of 2001 will include approximately $1.5 million in initial leasehold improvement costs in connection with the new facility. In addition, the Company expects to incur capital expenditures of up to $0.7 million during the second quarter of 2001 for the purchase of computer hardware, including servers, routers, and switches, in connection with upgrading its management information systems at corporate headquarters.

      Cash Flows from Financing Activities. Net cash used in financing activities in the first quarter of 2001 was $14.0 million, compared with net cash provided by financing activities of $13.5 million in the first quarter of 2000. The Company’s financing cash flows in the first quarter of 2001 reflect a net reduction in borrowings under the Company’s revolving line of credit of $18.9 million, partially offset by a $4.8 million increase in outstanding checks in excess of cash balances.

      Management believes the Company has adequate capital resources to fund working capital and other cash requirements during 2001. At April 1, 2001, the Company had unused availability of approximately $35.3 million under its revolving credit facility. However, depending on the timing and ability of the Company to improve operational performance, the Company may need to seek additional funds through public or private debt or equity offerings, bank borrowings or leasing arrangements.

Special Note Regarding Forward-Looking Statements

      Certain statements in this Report constitute “forward-looking statements” within the meaning of the federal securities laws. Additional written or oral forward-looking statement may be made by the Company from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities and Exchange Commission, presentations or otherwise. Such forward-looking statements may include, among other things, statements concerning the Company’s plans, objectives and future economic prospects, prospects for achieving cost savings, future capacity utilization, future sales, profitability and capital expenditures, the Company’s proposed merger with K*TEC Electronics Holding Corporation, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

      Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of EFTC, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the dependence on Honeywell; risks associated with EFTC’s acquisition strategy and integration of acquired companies; integration of management, information, operating and financial systems; control by the Company’s majority shareholder; new management team; diversion of management attention; and other factors detailed in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. These statements reflect EFTC’s current expectations, and EFTC does not undertake to update or revise these forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied in this or other company statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      On March 30, 2000, the Company entered into a $45 million revolving line of credit agreement with Bank of America, N.A. The interest rate under this agreement is based either on the prime rate or LIBOR rate, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $45 million, if interest rates were to increase or decrease by 1%, the result would be an increase or decrease in annual interest expense of $450,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

      Not Applicable.

Item 5. Other Information

      On May 2, 2001, EFTC Corporation (“EFTC”); K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation (“K*TEC”); Thayer-BLUM Funding II, L.L.C. (“TBF II”); and Express EMS Corporation (“Parent”), a newly formed wholly owned subsidiary of EFTC, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for, among other things, the merger of two wholly owned subsidiaries of Parent with and into EFTC and K*TEC, respectively. K*TEC is a privately held electronic manufacturing services company based in Sugar Land, Texas. K*TEC is 100% owned by TBF II, an affiliate of Thayer-BLUM Funding L.L.C. (“TBF”), EFTC’s principal shareholder. TBF currently controls approximately 56% of the outstanding voting stock of EFTC. A special committee of independent directors negotiated the terms of the Merger Agreement on behalf of the minority shareholders of EFTC.

      On May 3, 2001, the parties to the Merger Agreement agreed to substitute TBF II as a party to the K*TEC Merger (as such term is defined in the Merger Agreement). Such substitution is reflected in the Amended and Restated Agreement and Plan of Merger dated as of May 3, 2001 by and among EFTC, K*TEC, TBF II and Parent (the “Amended and Restated Merger Agreement”).

      In connection with the signing of the Merger Agreement, the Company entered into a stockholder agreement, as amended (the “Stockholder Agreement”), with TBF, TBF II and Parent that provides that TBF will convert the senior convertible notes and the Series B preferred stock of EFTC held by TBF into common stock on or before May 31, 2001. These conversions are expected to result in the issuance of approximately 32.2 million additional shares of common stock to TBF, which is expected to increase its voting control to approximately 78%. Pursuant to the Stockholder Agreement, TBF agreed to vote all its shares of EFTC common stock in favor of the business combination.

      Pursuant to the Amended and Restated Merger Agreement, Parent will form two new wholly owned subsidiaries, which will merge with and into EFTC and TBF II, respectively. Following completion of the transactions, EFTC and TBF II will be wholly owned subsidiaries of Parent, whose common stock is expected to be traded on the Nasdaq National Market. Based upon the Amended and Restated Merger Agreement’s exchange ratios, it is expected that the member of TBF II will receive approximately 55% of Parent’s capital stock, while EFTC shareholders will receive approximately 45% of the shares. Following consummation of the proposed business combination, TBF and its affiliates are expected to own approximately 88% of the outstanding capital stock of Parent.

      Consummation of the proposed business combination is subject to a number of closing conditions. Consequently, there can be no assurance that the business combination will be consummated.

Item 6. Exhibits and Reports on Form 8-K

(a).	Exhibits

      The following exhibits are filed with this report:

*Exhibit 10.25	Commercial/ Industrial Lease effective April 1, 2001 between the Company and H.J. Brooks, LLC

*	Filed herewith.

(b).	Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended April 1, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFTC CORPORATION
(Registrant)

Date:	May 15, 2001	/s/ James K. Bass

James K. Bass

Chief Executive Officer

Date:	May 15, 2001	/s/ Peter W. Harper

Peter W. Harper

Chief Financial Officer

Date:	May 15, 2001	/s/ James A. Doran

James A. Doran
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibits

*Exhibit 10.25	Commercial/ Industrial Lease effective April 1, 2001 between the Company and H.J. Brooks, LLC

*	Filed herewith.