Form 10-Q
period 2001-07-01
EFTC CORP/
filed 2001-08-15
CIK 916797

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JULY 1, 2001

TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number:      0-23332

EFTC CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0854616

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2501 West Grandview Road
Phoenix, Arizona 85023

(Address of principal executive offices)

(602) 789-6600

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01	48,246,832 shares

(Class of Common Stock)	(Outstanding at July 31, 2001)

EFTC CORPORATION

FORM 10-Q

INDEX

Page
PART I. FINANCIAL INFORMATION	Number(s)

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets- December 31, 2000 and July 1, 2001	3-4

Consolidated Statements of Operations- For the Quarters and the Six Months Ended June 30, 2000 and July 1, 2001	5

Consolidated Statements of Cash Flows- For the Six months Ended June 30, 2000 and July 1, 2001	6-7

Notes to Consolidated Financial Statements	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General	13

Merger Agreement	13

Results of Operations	14-18

Impact of Recently Issued Accounting Standards	18-19

Liquidity and Capital Resources	19-20

Special Note Regarding Forward-looking Statements	20-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Changes in Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

Part I. Financial Information
Item 1. Unaudited Financial Statements

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	July 1,
ASSETS	2000	2001

Current Assets:

Cash and equivalents	$43	$19

Trade receivables, net of allowance for doubtful accounts of $1,671 and $2,584, respectively	42,270	26,039

Receivable from sale of assets	500	75

Inventories, net	82,220	78,094

Prepaid expenses and other	1,380	1,747

Total Current Assets	126,413	105,974

Property, Plant and Equipment, at cost:

Leasehold improvements	4,249	4,329

Buildings and improvements	2,127	2,124

Manufacturing machinery and equipment	15,432	15,192

Furniture, computer equipment and software	13,149	15,385

Total	34,957	37,030

Less accumulated depreciation and amortization	(14,581)	(16,729)

Net Property, Plant and Equipment	20,376	20,301

Intangible and Other Assets:

Goodwill, net of accumulated amortization of $1,025 and $1,159, respectively	6,997	6,863

Intellectual property, net of accumulated amortization of $2,403 and $2,611, respectively	2,585	2,051

Debt issuance costs, net of accumulated amortization of $811 and $156, respectively	2,470	545

Deposits and other	731	746

Total Intangible and Other Assets	12,783	10,205

	$159,572	$136,480

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	July 1,
LIABILITIES AND SHAREHOLDERS' EQUITY	2000	2001

Current Liabilities:

Accounts payable	$39,944	$32,001

Outstanding checks in excess of cash balances	5,471	10,307

Accrued compensation and benefits	7,463	7,847

Other accrued liabilities	1,498	2,356

Total Current Liabilities	54,376	52,511

Long-term Liabilities:

Long-term debt, net of current maturities:

Banks	28,559	1,963

Convertible Notes, including accrued interest	59,093	—

Related parties	3,000	—

Other	339	148

Total Liabilities	145,367	54,622

Shareholders’ Equity:

Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 14,233 shares of Series B Convertible Preferred Stock at December 31, 2000	14,683	—

Common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 15,933,489 and 48,226,832 shares, respectively	159	482

Additional paid-in capital related to common stock	93,222	167,443

Settlement obligation to issue 910,000 shares of common stock	2,303	2,303

Deferred stock compensation cost	(280)	(243)

Accumulated deficit	(95,882)	(88,127)

Total Shareholders’ Equity	14,205	81,858

	$159,572	$136,480

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended		For the Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2000	2001	2000	2001

Net Sales	$75,944	$97,839	$139,470	$205,325

Cost of Goods Sold	76,220	86,666	138,417	184,242

Gross profit	(276)	11,173	1,053	21,083

Operating Costs and Expenses:

Selling, general and administrative expenses	8,232	4,527	13,080	9,461

Recapitalization and merger transaction costs	5	996	4,879	996

Impairment of furniture, computer equipment and software	1,662	—	1,662	—

Goodwill amortization	67	67	134	134

Total operating costs and expenses	9,966	5,590	19,755	10,591

Operating income (loss)	(10,242)	5,583	(18,702)	10,492

Other Income (Expense):

Interest expense	(2,780)	(1,270)	(4,388)	(3,176)

Gain (loss) on sale of assets	(8)	734	(10)	738

Other, net	2	3	(28)	6

Income (loss) before income taxes	(13,028)	5,050	(23,128)	8,060

Income Tax Expense	—	(305)	—	(305)

Net income (loss)	$(13,028)	$4,745	$(23,128)	$7,755

Net Income (Loss) Applicable to Common Shareholders:

Basic	$(13,028)	$4,521	$(23,128)	$7,205

Diluted	$(13,028)	$5,651	$(23,128)	$9,972

Earnings (Loss) Per Share:

Basic	$(0.84)	$0.16	$(1.49)	$0.32

Diluted	$(0.84)	$0.12	$(1.49)	$0.21

Number of Shares Used for Computation:

Basic	15,543,000	27,879,000	15,543,000	22,406,000

Diluted	15,543,000	49,004,000	15,543,000	48,278,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended

	June 30,	July 1,
	2000	2001

Cash Flows from Operating Activities:

Net income (loss)	$(23,128)	$7,755

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Depreciation and amortization	4,057	3,068

Amortization of debt issuance costs	625	290

Impairment of property, plant and equipment	1,662	1,095

Accrued interest on exchangeable and convertible notes	2,093	2,217

Provision for excess and obsolete inventories	2,930	2,654

Provision for doubtful accounts receivable	660	391

Loss (gain) on sale of assets	10	(738)

Stock-based compensation and services expense	210	37

Changes in operating assets and liabilities, net of effects of sale of business:

Decrease (increase) in:

Trade receivables	(8,950)	15,840

Inventories	(43,360)	1,472

Income taxes receivable	2,106	—

Prepaid expenses and other	1,749	(371)

Increase (decrease) in:

Accounts payable	1,200	(7,943)

Accrued compensation and benefits	472	384

Other accrued liabilities	(1,205)	667

Net cash provided (used) by operating activities	(58,869)	26,818

Cash Flows from Investing Activities:

Proceeds from sale of assets	12,740	1,163

Payment of commissions related to sale of business	(500)	—

Capital expenditures	(3,322)	(3,431)

Net cash provided (used) by investing activities	8,918	(2,268)

Cash Flows from Financing Activities:

Proceeds from long-term debt	213,288	203,057

Principal payments on long-term debt	(168,559)	(232,653)

Payments for debt issuance costs	(2,712)	—

Increase in outstanding checks in excess of cash balances	7,527	4,836

Proceeds from exercise of stock options	—	186

Net cash provided (used) by financing activities	49,544	(24,574)

Net decrease in cash and equivalents	(407)	(24)

Cash and Equivalents:

Beginning of period	716	43

End of period	$309	$19

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Dollars in Thousands)

	For the Six Months Ended

	June 30,	July 1,
	2000	2001

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$1,906	$744

Cash received (paid) for income taxes	$2,106	$(100)

Supplemental Schedule of Non-cash Investing and Financing Activities:

Proceeds from sale of assets placed in escrow account	$500	$—

Issuance of warrants to purchase common stock for debt issuance costs	$326	$—

Issuance of 23,763,349 shares of common stock as a result of conversion of Convertible Notes	$—	$61,309

Issuance of 8,462,994 shares of common stock as a result of conversion of Convertible Preferred Stock	$—	$15,233

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

EFTC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.     Basis of Presentation

Effective January 1, 2001, the Company changed its fiscal year from a calendar year to the Sunday closest to December 31. Similarly, the Company’s quarterly financial reporting ends on the Sunday closest to the last day of each calendar quarter, which was July 1, 2001 for the second quarter of 2001. This change did not have a material effect on the comparability between the second quarter of fiscal 2000 and 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the six months ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2.     Earnings Per Share

Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. For the computation of Basic Earnings Per Share, accrued dividends on preferred stock are deducted to arrive at net income or loss applicable to common stockholders.

Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and Diluted Earnings Per Share are the same for all periods in 2000, as all potential common shares were antidilutive. For the quarter and the six months ended July 1, 2001, Diluted Earnings Per Share gives effect to shares issuable prior to the May 31, 2001 conversion of the Company’s Convertible Notes and Convertible Preferred Stock, using the if-converted method. Under the if-converted method, it is assumed that conversion occurred at the beginning of the period, and that the Company would not have been required to incur interest and dividends on the Convertible Notes and Convertible Preferred Stock, respectively.

Presented below is the calculation of Net Income Applicable to Common Shareholders used in the calculation of Diluted Earnings Per Share for the quarter and the six months ended July 1, 2001:

	Quarter	Six Months

Net income	$4,745	$7,755

Interest on Convertible Debt	906	2,217

Net Income Applicable to Common Stockholders	$5,651	$9,972

EFTC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Presented below is the calculation of the number of shares used in the calculation of Diluted Earnings Per Share for the quarter and the six months ended July 1, 2001:

	Quarter	Six Months

Basic Weighted Average Shares Outstanding	27,879,000	22,406,000

Shares related to Convertible Debt before conversion	15,437,000	18,981,000

Shares related to Preferred Stock before conversion	5,498,000	6,760,000

Options and warrants	190,000	131,000

Number of Shares Used in Computation	49,004,000	48,278,000

Stock options for approximately 1,700,000 shares exercisable at prices ranging from $2.75 per share to $14.31 per share were outstanding during the first six months of 2001 but were not included in the computation of Diluted Earnings Per Share because the exercise price of the options was greater than the average market price of the Company’s common stock during the quarter and the six months ended July 1, 2001.

3.     Inventories

Inventories at December 31, 2000 and July 1, 2001 consist of the following:

	2000	2001

Purchased parts and completed subassemblies	$65,905	$62,174

Work-in-process	14,284	11,958

Finished goods	2,031	3,962

	$82,220	$78,094

4.     Restructuring and Sale of Assets

Beginning in the fourth quarter of 1998, the Company took actions to increase capacity utilization through the closure of facilities and the sale of assets. The aggregate operating results related to these locations, derived from the Company’s divisional accounting records (excluding corporate costs, interest and income taxes), for the quarter and the six months ended June 30, 2000 are summarized as follows:

	For the Period Ended June 30, 2000

	Quarter	Six Months

Net sales	$276	$11,933

Cost of goods sold	996	13,968

Gross profit (loss)	$(720)	$(2,035)

Selling, general and administrative expenses	$(223)	$(820)

Management estimates that approximately $8,000 of the net sales shown above for the six-month period relate to customers who agreed to transition the manufacture of their products to other facilities operated by the Company. Following is a description of each location that was impacted by a sale or restructuring during the first six months of 2000.

Sale of Tucson Assets. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company’s leased facility in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for a purchase price of $13,240.

Southeast Operations. In September 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. In connection with the restructuring, the Company recognized a charge of approximately $700 for severance costs related to approximately 200 employees who were terminated in the second quarter of 2000. During the first quarter of 2000, the Company recognized charges totaling $950 for retention bonuses, relocation costs and other closure activities. During the second quarter of 2000, the Company recognized additional charges of $1,186 related to operations, impairment of equipment and final closure activities. The closure was substantially complete by the end of the second quarter of 2000 and all severance and retention costs were paid as of June 30, 2000.

5.     Headquarters Relocation and Change in Estimates

In July 2000, the Company announced plans to relocate its corporate headquarters from Denver to Phoenix. During the second quarter of 2000, management assessed the estimated useful lives of the assets located in Denver and determined that it will not be practical to utilize certain assets at the Phoenix location. In June 2000, the Company also reevaluated the carrying value of intellectual property related to a customer whose business will be transitioned to a new location. The aggregate carrying value of the Denver assets and the intellectual property as of March 31, 2000 was $2,100. Accordingly, during the second quarter of 2000 the estimated useful lives of these assets were shortened to coincide with the expected period that the assets will continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization expense of $711 ($.05 per share) during the second quarter of 2000.

In connection with the Denver headquarters relocation and other changes in management, during the second quarter of 2000 the Company incurred $1,771 for severance, moving costs, and recruiting fees for new management and employees.

6.     Debt Financing

     At December 31, 2000 and July 1, 2001, long-term debt consisted of the following:

	2000	2001

Senior Subordinated Convertible Notes, interest at 8.875%, due June 2006	$59,093	$—

Note payable to director, interest at 10%, unsecured, due March 2004	3,000	—

Note payable to bank under revolving line of credit, interest at the prime rate plus .5% (7.25% at July 1, 2001), collateralized by substantially all assets, due March 2003	28,559	1,963

Total long-term debt	$90,652	$1,963

In connection with the signing of the Merger Agreement discussed in Note 7, on May 31, 2001, the Senior Subordinated Convertible Notes with an aggregate principal and accrued interest balance of $61,309 were converted to 23,763,349 shares of the Company’s common stock. Unamortized debt issuance costs of $1,635 related to the Notes was charged to additional paid-in capital in connection with the conversion. In June 2001, the Company repaid the $3,000 note payable to one of its directors.

7.     Merger Agreement

On May 2, 2001, the Company; K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation (“K*TEC”); Thayer-Blum Funding II, L.L.C. (“TBF II”); and Express EMS Corporation (“Parent”), a newly formed wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for, among other things, the merger of two wholly owned subsidiaries of Parent with and into the Company and K*TEC, respectively. K*TEC is a privately held electronic manufacturing services company based in Sugar Land, Texas. K*TEC is 100% owned by TBF II, an affiliate of Thayer-BLUM Funding L.L.C. (“TBF”), the Company’s principal shareholder. TBF currently controls approximately 78% of the outstanding voting stock of the Company. A special committee comprised of the Company’s independent directors negotiated the terms of the Merger Agreement on behalf of the minority shareholders of the Company.

On May 3, 2001, the parties to the Merger Agreement agreed to substitute TBF II as a party to the K*TEC Merger (as such term is defined in the Merger Agreement). Such substitution is reflected in the Amended and Restated Agreement and Plan of Merger dated as of May 3, 2001 by and among the Company, K*TEC, TBF II and Parent (the “Amended and Restated Merger Agreement”).

In connection with the signing of the Merger Agreement, the Company entered into a stockholder agreement, as amended (the “Stockholder Agreement”), with TBF, TBF II and Parent that required TBF to convert the Senior Subordinated Convertible Notes and the Series B preferred stock of the Company held by TBF into common stock on or before May 31, 2001. These conversions resulted in the issuance of approximately 32.2 million additional shares of common stock to TBF, which increased its voting control of the Company from 58% to approximately 78%. Pursuant to the Stockholder Agreement, TBF agreed to vote all its shares of the Company’s common stock in favor of the business combination.

Pursuant to the Amended and Restated Merger Agreement, Parent is required to form two new wholly owned subsidiaries, which will merge with and into EFTC and TBF II, respectively. Following completion of the transactions, the Company and TBF II will be wholly owned subsidiaries of Parent, whose common stock is expected to be traded on the Nasdaq National Market. Based upon the Amended and Restated Merger Agreement’s exchange ratios, it is expected that the owner of TBF II will receive approximately 55% of Parent’s capital stock, while the Company’s current shareholders will receive approximately 45% of the shares. Following consummation of the proposed business combination, TBF and its affiliates are expected to own approximately 88% of the outstanding capital stock of Parent.

Consummation of the proposed business combination is subject to a number of closing conditions. Consequently, there can be no assurance that the business combination will be consummated. If the merger is consummated, management expects that it will be accounted for as a reorganization of entities under common control.

During the second quarter of 2001, the Company incurred transaction costs of $996 related to the proposed merger, primarily related to a fairness opinion and professional fees. Since the merger will be accounted for as a reorganization of entities under common control, the transactions costs are required to be charged to operations in the period incurred.

8.     Subsequent Events

In July 2001, the Company announced plans for a reduction in force at its Midwest plant. The Company expects to terminate approximately 175 employees and to incur severance and retention costs of approximately $250,000 during the third quarter of 2001. These costs will be recognized as expenses in the third quarter since the restructuring plan was not communicated to employees until the third quarter.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

The provisions of Statement No. 142 are required to be adopted by the Company beginning in the first quarter of 2002. Goodwill and intangible assets acquired after June 30, 2001, would be subject to the amortization provisions of this Statement immediately.

The effect of these Statements on the Company will be the elimination of the amortization of goodwill which is currently being amortized over 30 years and the requirement to begin testing goodwill and other intangible assets for impairment at least on an annual basis. Because of the extensive effort needed to comply with the adoption of Statements 141 and 142, it is not currently practicable to estimate the impact of adopting these Statements on the Company’s consolidated financial statements. If such losses are required to be recognized upon the initial application of these Statements, they would be accounted for as the cumulative effect of a change in accounting principle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled “Special Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q.

General

     We are a provider of electronic manufacturing services to original equipment manufacturers. We focus on high-mix solutions that target the aerospace, industrial controls and instrumentation, medical equipment, semiconductor capital equipment, networking and telecommunications equipment industries. Our manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and finished products. High-mix manufacturing involves processing printed circuit board assemblies in small-lots (typically, 25-100 assemblies per production run) in a flexible manufacturing environment.

     The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein, as well as with the consolidated financial statements, notes thereto and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

Merger Agreement

     As discussed in Note 7 to the Financial Statements included in Item 1 of this Report, in May 2001 we signed a definitive merger agreement with K*TEC Electronics Holding Corporation, an electronic manufacturing services company based in Sugar Land, Texas. K*Tec is controlled by an affiliate of Thayer-BLUM Funding, L.L.C., our principal shareholder. A special committee comprised of our independent directors negotiated the terms of the merger agreement on behalf of our minority shareholders.

     Following completion of the transaction, EFTC and K*TEC will be wholly owned subsidiaries of a newly formed holding company, whose common stock is expected to be traded on the Nasdaq National Market. In connection with the signing of the merger agreement, Thayer-BLUM Funding, L.L.C. converted the Series B preferred stock and the Senior Subordinated Convertible Notes into shares of our common stock in May 2001.

     Our current directors will serve as the directors of the holding company following the merger. Consummation of the proposed business combination is subject to a number of closing conditions. Consequently, there can be no assurance that the business combination will be consummated. If the merger is consummated, management expects that it will be accounted for as a reorganization of entities under common control.

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from Honeywell). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. Other factors affecting our quarterly results of operations may include, among other things, our performance under the agreement with Honeywell, price competition, disposition of divisions and closure of operating units, our ability to obtain inventory from our suppliers on a timely basis, our level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies we achieve through managing inventories and other assets, the timing of expenditures in anticipation of increased sales, and fluctuations in the cost of components or labor.

     The following table sets forth certain operating data as a percentage of net sales:

	Quarter Ended:		Six months ended:

	June 30,	July 1,	June 30,	July 1,
	2000	2001	2000	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	100.4%	88.6%	99.2%	89.7%

Gross profit	(0.4%)	11.4%	0.8%	10.3%

Selling, general and administrative	10.8%	4.6%	9.4%	4.6%

Recapitalization and merger costs	—	1.0%	3.5%	0.5%

Impairment of furniture, computer equipment and software	2.2%	—	1.2%	—

Goodwill amortization	0.1%	0.1%	0.1%	0.1%

Operating income (loss)	(13.5%)	5.7%	(13.4%)	5.1%

     Quarter Ended June 30, 2000 Compared to Quarter Ended July 1, 2001

     Net Sales. Net sales increased $21.9 million, or 28.8%, from $75.9 million for the quarter ended June 30, 2000 to $97.8 million for the quarter ended July 1, 2001. Approximately 50% of our net sales for the second quarter of 2000 related to manufacturing services for Honeywell at our Phoenix plant, compared to approximately 62% for the second quarter of 2001. Substantially all of the increase in net sales during the second quarter of 2001 was attributable to increased sales to Honeywell at our Phoenix plant. For the second quarter of 2001, the concentration of business with Honeywell accounted for 83% of our consolidated net sales.

     We estimate that net sales for the third quarter of 2001 may decline up to approximately 15% from the net sales for the second quarter of 2001, due to overall order softness from our existing customers. We are not able to provide guidance beyond the third quarter of 2001 due to the uncertainty in the markets served by many of our customers.

     Gross Profit. Our gross profit increased by $11.5 million from a gross profit deficiency of $0.3 million in the second quarter of 2000 to a gross profit of $11.2 million in the second quarter of 2001. Similarly, gross profit as a percentage of net sales improved from a deficiency of 0.4% of net sales in the second quarter of 2000 to 11.4% of net sales in the second quarter of 2001. The improvement in gross profit during the second quarter of 2001 is primarily attributable to an overall improvement in capacity utilization at our facilities and more favorable product mix with our customers. The improvement in capacity utilization was driven by changes initiated in 1999 and the first six months of 2000, including the closure of our Ft. Lauderdale facility and the sale of the assets of our Tucson facility. The Ft. Lauderdale and Tucson facilities generated a combined gross profit deficiency of $0.7 million during the second quarter of 2000.

     During the second quarter of 2001, we assessed certain long-lived assets for impairment, due to changes in our customers and product mix. We assessed the carrying value of intellectual property costs and manufacturing equipment related to those customers and determined that an impairment charge of $0.4 million was required in the second quarter of 2001. Accordingly, this impairment charge is included in our cost of goods sold in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG & A”) decreased $3.7 million, or 45.0%, from $8.2 million in the second quarter of 2000 to $4.5 million in the second quarter of 2001. SG & A expenses for the quarter ended June 30, 2000 included $1.5 million for consulting services intended to accelerate operational improvement at each of our facilities. SG & A expenses for the second quarter of 2000 include a charge of $0.7 million for accelerated depreciation and amortization of assets that were not expected to be utilized after the 2000 relocation of our corporate headquarters to Phoenix. We also recognized charges of $1.8 million for severance, recruiting and other costs associated with changes in management during the second quarter of 2000. Finally, the results for the second quarter of 2000 include $0.2 million for SG & A at divisions that were sold or closed by the end of June 2000.

     After excluding all of the charges discussed above, SG & A expenses increased $0.5 million from $4.0 million for the second quarter of 2000 to $4.5 million in the second quarter of 2001. This increase in SG & A is primarily attributable to an increase in information technology services, professional fees, and compensation and benefits costs.

     Despite the significant increase in sales, SG & A expenses have increased at a slower pace, primarily due to the elimination of costs as a result of the closure of the Denver headquarters in the fourth quarter of 2000.

     Recapitalization and Merger Transaction Costs. During 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $1.0 million related to our proposed merger with K*TEC Electronics Corporation. If this merger is consummated, it will be accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations in the second quarter.

     Impairment of Long-lived Assets. During the second quarter of 2000, we recognized an impairment charge of $1.7 million, including $1.3 million for software that we decided to abandon.

     Interest Expense. Interest expense decreased $1.5 million, or 54.3%, from $2.8 million in the second quarter of 2000 to $1.3 million in the second quarter of 2001. Our outstanding debt has decreased $87.2 million from $89.9 million at June 30, 2000 to $2.0 million at July 1, 2001. Our weighted average borrowings decreased from $75.0 million in the second quarter of 2000 to $53.3 million in the second quarter of 2001. The decreased debt level in 2001 was primarily due to the conversion of $61.3 million of debt to common stock on May 31, 2001. The reduction in debt was also attributable to improved working capital management during the second quarter of 2001, which resulted in the repayment of $7.7 million of debt under the revolving credit agreement and $3.0 million under the subordinated note payable to a director.

     Lower interest rates in 2001 also contributed to the reduction in interest expense. The interest rate on the $54 million of Exchangeable Notes that were outstanding during the second quarter of 2000 accrued interest at 15% compared to the reduced rate of 8.875% that went into effect after the recapitalization was approved by our shareholders in August 2000. Additionally, the prime rate has decreased by 1.25 percentage points during the second quarter of 2001, and this also had a favorable impact as the interest rate on the revolving line of credit is a variable rate based on the prime rate.

     Gain (Loss) on Sale of Assets. In April 2001, we entered into a settlement agreement with respect to the Earn-out calculation related to the 1999 sale of our Services Division. As a result of this agreement, we received a final payment of $0.6 million that accounted for most of the $0.7 million gain on the sale of assets in the second quarter of 2001.

     Income Taxes. Due to significant net losses in 1999 and 2000, we have recorded a valuation allowance for all of our net deferred tax assets. Utilization of our net operating loss carryforwards is subject to limitation as a result of the change in ownership of our company that occurred during 2000. Accordingly, if we continue to generate taxable earnings in future periods, these net operating losses may not be sufficient to eliminate our entire current income tax liability.

     Based on the increased level of earnings generated in the second quarter of 2001, we determined that an income tax provision of $0.3 million should be recognized. This provision was necessary due to Federal alternative minimum tax and a provision for state income taxes at locations where the state net operating loss carryovers were not sufficient to offset expected taxable income for 2001.

     Six Months Ended June 30, 2000 Compared to Six Months Ended July 1, 2001

     Net Sales. Net sales increased $65.8 million, or 47.2%, from $139.5 million for the first six months of 2000 to $205.3 million for the first six months of 2001. Approximately 43% of our net sales for the first six months of 2000 related to manufacturing services for Honeywell at our Phoenix plant, compared to approximately 60% for the first six months of 2001. Substantially all of the increase in net sales during the first six months of 2001 was attributable to increased sales to Honeywell at our Phoenix plant. For the first six months of 2001, the concentration of business with Honeywell accounted for 83% of our consolidated net sales.

     We estimate that net sales for the third quarter of 2001 may decline up to approximately 15% from the results for the second quarter of 2001, due to overall order softness from our existing customers. We are not able to provide guidance beyond the third quarter of 2001 due to the uncertainty in the markets served by many of our customers.

     Gross Profit. Our gross profit increased $20.0 million from $1.1 million for the first six months of 2000 compared to $21.1 million for the first six months of 2001. Similarly, gross profit as a percentage of net sales improved from 0.8% of net sales in the first six months of 2000 to 10.3% of net sales in the first six months of 2001. The improvement in gross profit during the first six months of 2001 is primarily attributable to an overall improvement in capacity utilization at our facilities and more favorable product mix with our customers. The improvement in capacity utilization was driven by changes initiated in 1999 and the first six months of 2000, including the closure of our Ft. Lauderdale facility and the sale of the assets of our Tucson facility. The Ft. Lauderdale and Tucson facilities generated a combined gross profit deficiency of $2.0 million during the first six months of 2000. Gross profit for the first six months of 2000 was also negatively impacted by $0.8 million related to the transition of additional manufacturing services under the Honeywell agreement in the first quarter of 2000.

     During the first six months of 2001, we assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast, and the abandonment of manufacturing-related software that is no longer expected to be used. Due to changes in our customers and product mix, we also assessed the carrying value of intellectual property and manufacturing equipment related to those customers during the first six months of 2001. Accordingly, we recognized impairment expense of $1.1 million that is included in our cost of goods sold in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG & A”) decreased $3.6 million, or 27.7%, from $13.1 million for the six months ended June 30, 2000 to $9.5 million for the first six months of 2001. SG & A expenses for the first six months of 2000 included $1.5 million for consulting services intended to accelerate operational improvement at each of our facilities. SG & A for the first six months of 2000 also included a charge of $0.7 million for accelerated depreciation and amortization of assets that were not expected to be utilized after the 2000 relocation of our corporate headquarters to Phoenix. We also recognized charges of $1.8 million for severance, recruiting and other costs associated with changes in management during the first six months of 2000. Finally, the results for the first six months of 2000 include $0.8 million for SG & A at divisions that were sold or closed by the end of June 2000.

     After excluding all of the charges discussed above, SG & A expense increased $1.2 million, or 14.5%, from $8.3 million for the first six months of 2000 to $9.5 million for the first six months of 2001. The increase in SG & A in 2001 is primarily attributable to an increase in compensation and benefit costs, information technology services, and professional fees.

     Despite the significant increase in sales, SG & A expenses have increased at a slower pace in 2001, primarily due to the elimination of costs as a result of the closure of the Denver headquarters in the fourth quarter of 2000.

     Impairment of Long-lived Assets. During the first six months of 2000, we recognized an impairment charge of $1.7 million, including $1.3 million for software that we decided to abandon.

     Recapitalization and Merger Transaction Costs. In connection with the March 2000 recapitalization, we incurred charges totaling $4.9 million for financial advisor fees, a fee paid to Thayer-BLUM Funding, and due diligence costs for legal, accounting and management consultants. We capitalized costs associated with the Senior Subordinated Exchangeable Notes and the new revolving credit agreement, and all other costs were charged to operations during the first six months of 2000.

     In the first six months of 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $1.0 million related to the proposed merger with K*TEC Electronics Corporation. If this merger is consummated, it will be accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations in the first six months of 2001.

     Interest Expense. Interest expense decreased $1.2 million, or 27.6%, from $4.4 million for the first six months of 2000 to $3.2 million in the first six months of 2001. Our outstanding debt decreased $87.2 million from $89.9 million at June 30, 2000 to $2.0 million at July 1, 2001. The decreased debt level at July 1, 2001 was driven by the conversion of $61.3 million of debt to common stock on May 31, 2001. The reduction in debt was also attributable to improved working capital management during the first six months of 2001, which resulted in the repayment of nearly $27 million of debt under our revolving credit agreement and a $3 million note payable owed to a director.

     Lower interest rates in 2001 also contributed to the reduction in interest expense. The interest rate on the $54 million of Exchangeable Notes that were outstanding during the second quarter of 2000 accrued interest at 15% compared to the reduced rate of 8.875% that went into effect after the recapitalization was approved by our shareholders in August 2000. Additionally, the prime rate has decreased by nearly three percentage points during the first six months of 2001, and this also had a favorable impact as the interest rate on the revolving line of credit is a variable rate based on the prime rate.

     Gain (Loss) on Sale of Assets. In April 2001, we entered into a settlement agreement with respect to the earn-out calculation related to the 1999 sale of our Services Division. As a result of this agreement, we received a final payment of $0.6 million that accounted for most of the $0.7 million gain on sale of assets in 2001.

     Income Taxes. Due to significant net losses in 1999 and 2000, we have recorded a valuation allowance for all of our net deferred tax assets. An income tax provision was not recorded for the earnings generated in the first quarter of 2001 as the amount that otherwise would have been provided was offset by a decrease in the valuation allowance for net deferred tax assets. Based on the increased level of earnings generated in the second quarter of 2001, we determined that an income tax provision of $0.3 million should be recognized. This provision was necessary due to Federal alternative minimum tax and a provision for state income taxes at locations where the state net operating loss carryovers were not sufficient to offset expected taxable income for 2001. Utilization of the Company’s net operating loss carryovers is subject to limitation as a result of the change in ownership of the Company that occurred during 2000.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

The provisions of Statement No. 142 are required to be adopted by us beginning in the first quarter of 2002. Goodwill and intangible assets acquired after June 30, 2001, would be subject to the amortization provisions of this Statement immediately.

     The effect of these Statements on the Company will be the elimination of the amortization of goodwill which is currently being amortized over 30 years and the requirement to begin testing goodwill and other intangible assets for impairment at least on an annual basis. Because of the extensive effort needed to comply with the adoption of Statements 141 and 142, it is not currently practicable to estimate the impact of adopting these Statements on the Company’s consolidated financial statements, including whether any transitional impairment losses will be required to be recognized. If such losses are required to be recognized upon the initial application of these Statements, they would be accounted for as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Our working capital at July 1, 2001 totaled $53.5 million compared to $72.0 million at December 31, 2000. At July 1, 2001, borrowings on our $45.0 million revolving credit facility were approximately $2.0 million and unused availability was approximately $36.5 million under the credit facility.

     Cash Flows from Operating Activities. Net cash provided by operating activities for the first six months of 2001 was $26.8 million, compared with net cash used in operating activities of $58.9 million in the first six months of 2000. The difference between our net income in the first six months of 2001 of $7.8 million and our $26.8 million operating cash flow was primarily attributable to a $15.8 million decrease in trade receivables, $3.1 million of depreciation and amortization expense, a $2.7 million provision for excess and obsolete inventories, a $2.2 million increase in accrued interest on convertible debt, a reduction in inventories of $1.5 million, and an impairment charge of $1.1 million, partially offset by a reduction of $7.9 million in accounts payable.

     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 24 days for the second quarter of 2001, compared to 41 days for the second quarter of 2000. Days sales outstanding for the second quarter of 2001 were affected favorably by a new financing program for a substantial portion of our receivables whereby the receivables are generally collected in 10 days in exchange for a discount of 0.5%.

     Inventories decreased 5.0% to $78.1 million at July 1, 2001, compared to $82.2 million at December 31, 2000. For the second quarter of 2001, inventory turns (i.e., annualized net sales divided by period end inventory) amounted to 5.0 times per year. This compares to 3.5 times for the second quarter of 2000. During 2000, one of our biggest challenges involved financing the higher levels of inventories required to support increased sales at our Phoenix facility. During the last six months of 1999 and much of 2000, these difficulties worsened because of industry-wide shortages of components that ultimately delayed shipment of finished goods to customers. By the fourth quarter of 2000, the component shortages had diminished and we had generally improved our inventory management practices, which contributed to improved inventory turns in 2001 compared to 2000.

     Cash Flows from Investing Activities. Net cash used in investing activities in the first six months of 2001 was $2.3 million compared with net cash provided by investing activities of $8.9 million in the first six months of 2000. Our investing cash flows in the first six months of 2001 reflect $3.4 million in capital expenditures (consisting primarily of $2.1 million for information technology assets and $0.9 million for new manufacturing equipment), partially offset by $1.2 million of proceeds from the sale of assets. The proceeds from asset sales consisted primarily of $0.6 million received as a final settlement under the earn-out provision from the September 1999 sale of our Services Division, and the release of $0.5 million of proceeds from the February 2000 sale of Tucson assets that were required to be released from escrow one year after closing.

     During the first six months of 2001, we entered into a 10-year operating lease that provides for annual payments of approximately $0.6 million for a new manufacturing facility in Lawrence, Massachusetts. This facility will replace our current leased facility in Wilmington, Massachusetts that provided for annual payments of approximately $0.7 million. We anticipate that capital expenditures in the second six months of 2001 will include approximately $1.5 million in initial leasehold improvement costs for the new facility.

     Cash Flows from Financing Activities. Net cash used in financing activities in the first six months of 2001 was $24.6 million, compared with net cash provided by financing activities of $49.5 million in the first six months of 2000. Our financing cash flows in the first six months of 2001 reflect a net reduction in borrowings under our revolving line of credit of $26.6 million and the repayment of a $3.0 million loan from a director, partially offset by a $4.8 million increase in outstanding checks in excess of cash balances.

     We believe we have adequate capital resources to fund working capital and other cash requirements for the next 12 months. At July 1, 2001, we had unused availability of approximately $36.5 million under our revolving credit facility.

Special Note Regarding Forward-Looking Statements

     Certain statements in this Report constitute “forward-looking statements” within the meaning of the federal securities laws. Additional written or oral forward-looking statement may be made by us from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities and Exchange Commission, presentations or otherwise. Such forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, prospects for achieving cost savings, future capacity utilization, future sales, profitability and capital expenditures, our proposed merger with K*TEC Electronics Corporation, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results,

to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the dependence on Honeywell; risks associated with our acquisition strategy and integration of acquired companies; integration of management, information, operating and financial systems; control by our majority shareholder; new management team; diversion of management attention; and other factors detailed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. These statements reflect our current expectations, and we do not undertake to update or revise these forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied in this or other company statements will not be realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     On March 30, 2000, we entered into a $45 million revolving line of credit agreement with Bank of America, N.A. The interest rate under this agreement is based either on the prime rate or LIBOR rate, plus applicable margins. Therefore, as interest rates fluctuate, we may experience changes in interest expense that will impact our financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $45 million, if interest rates were to increase or decrease by 1%, the result would be an increase or decrease in our annual interest expense of $450,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

In connection with the signing of the Merger Agreement, EFTC entered into a stockholder agreement, as amended (the “Stockholder Agreement”), with TBF, TBF II and Parent that required TBF to convert the Senior Subordinated Convertible Notes and the Series B preferred stock of EFTC held by TBF into common stock On May 31, 2001, Thayer-BLUM Funding, LL.C., our largest shareholder, converted all of the outstanding Senior Subordinated Convertible Notes and the Series B preferred stock into approximately 32.2 million additional shares of our common stock. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

The following exhibit is filed with this Report:

4.4.3	Third Amendment to Rights Agreement dated as of May 3, 2001 between the Company and Rights Agent.

(b)	Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K on May 16, 2001 related to the signing of the Amended and Restated Agreement and Plan of Merger by and among the Company, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and Express EMS Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFTC CORPORATION (Registrant)

Date: August 15, 2001	/s/ James K. Bass

James K. Bass Chief Executive Officer

Date: August 15, 2001	/s/ Peter W. Harper

Peter W. Harper Chief Financial Officer

Date: August 15, 2001	/s/ James A. Doran

James A. Doran Chief Accounting Officer

EXHIBIT INDEX

4.4.3	Third Amendment to Rights Agreement dated as of May 3, 2001 between the Company and Rights Agent.