Form 10-Q
period 2001-09-30
EFTC CORP/
filed 2001-11-14
CIK 916797

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE.

     COMMON STOCK, PAR VALUE $0.01                48,243,632 SHARES
        (Class of Common Stock)           (Outstanding at October 31, 2001)

                                EFTC CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                            PAGE
                                                                         NUMBER(S)
                                                                         ---------
PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS
          Consolidated Balance Sheets-
            December 31, 2000 and September 30, 2001                         3-4
          Consolidated Statements of Operations-
            For the Quarters and the Nine Months Ended
            September 30, 2000 and 2001                                        5
          Consolidated Statements of Cash Flows-
            For the Nine Months Ended September 30, 2000
            and 2001                                                         6-7
          Notes to Consolidated Financial Statements                        8-13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
          General                                                             14
          Merger Agreement                                                 14-15
          Results of Operations                                            15-19
          Impact of Recently Issued Accounting Standards                   19-20
          Liquidity and Capital Resources                                  21-22
          Special Note Regarding Forward-looking Statements                   22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK                                                           23

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     23
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                             23
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       23
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   23
ITEM 5. OTHER INFORMATION                                                     23
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      23

SIGNATURES                                                                    24

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                        EFTC CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                        ASSETS                                December 31,   September 30,
                                                                  2000          2001
                                                                  ----          ----
CURRENT ASSETS:
    Cash and equivalents                                       $      43      $      70
    Trade receivables, net of allowance for doubtful
      accounts of $1,671 and $2,805, respectively                 42,270         24,070
    Receivable from sale of assets                                   500             --
    Inventories, net                                              82,220         66,068
    Prepaid expenses and other                                     1,380          1,360
                                                               ---------      ---------
         Total Current Assets                                    126,413         91,568
                                                               ---------      ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
    Leasehold improvements                                         4,249          5,877
    Buildings and improvements                                     2,127          2,124
    Manufacturing machinery and equipment                         15,432         15,475
    Furniture, computer equipment and software                    13,149         16,030
                                                               ---------      ---------
      Total                                                       34,957         39,506
    Less accumulated depreciation and amortization               (14,581)       (18,043)
                                                               ---------      ---------
         Net Property, Plant and Equipment                        20,376         21,463
                                                               ---------      ---------
INTANGIBLE AND OTHER ASSETS:
    Goodwill, net of accumulated amortization
      of $1,025 and $1,226, respectively                           6,997          6,796
    Intellectual property, net of accumulated amortization
      of $2,403 and $2,715, respectively                           2,585          1,947
    Debt issuance costs, net of accumulated amortization
      of $811 and $468, respectively                               2,470            467
    Deposits and other                                               731            724
                                                               ---------      ---------
         Total Intangible and Other Assets                        12,783          9,934
                                                               ---------      ---------
                                                               $ 159,572      $ 122,965
                                                               =========      =========


              The Accompanying Notes Are an Integral Part of These
                       Consolidated Financial Statements.

                        EFTC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         LIABILITIES AND SHAREHOLDERS' EQUITY                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                       2000           2001
                                                                                       ----           ----
CURRENT LIABILITIES:
      Accounts payable                                                              $  39,944      $  27,663
      Outstanding checks in excess of cash balances                                     5,471            210
      Accrued compensation and benefits                                                 7,463          6,585
      Other accrued liabilities                                                         1,498          1,954
                                                                                    ---------      ---------
              Total Current Liabilities                                                54,376         36,412

LONG-TERM LIABILITIES:
      Long-term debt, net of current maturities:
          Banks                                                                        28,559             --
          Convertible Notes, including accrued interest                                59,093             --
          Related parties                                                               3,000             --
      Other                                                                               339            165
                                                                                    ---------      ---------
              Total Liabilities                                                       145,367         36,577
                                                                                    ---------      ---------
SHAREHOLDERS' EQUITY:
      Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 14,233 shares of Series B Convertible Preferred Stock
          at December 31, 2000                                                         14,683             --
      Common stock, $.01 par value. Authorized 75,000,000 shares;
          issued and outstanding 15,933,489 and 48,243,632 shares, respectively           159            482
      Additional paid-in capital related to common stock                               93,222        167,475
      Settlement obligation to issue 910,000 shares of common stock                     2,303          2,303
      Deferred stock compensation cost                                                   (280)          (224)
      Accumulated deficit                                                             (95,882)       (83,648)
                                                                                    ---------      ---------
              Total Shareholders' Equity                                               14,205         86,388
                                                                                    ---------      ---------
                                                                                    $ 159,572      $ 122,965
                                                                                    =========      =========

              The Accompanying Notes Are an Integral Part of These
                       Consolidated Financial Statements.

                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             FOR THE QUARTER ENDED             FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 -------------                       -------------
                                                            2000              2001              2000              2001
                                                            ----              ----              ----              ----
NET SALES                                               $     86,281      $     84,084      $    225,751      $    289,409
COST OF GOODS SOLD                                            80,514            74,922           218,950           259,164
                                                        ------------      ------------      ------------      ------------
          Gross profit                                         5,767             9,162             6,801            30,245
OPERATING COSTS AND EXPENSES:
      Selling, general and administrative expenses             8,903             4,277            21,964            13,740
      Recapitalization and merger transaction costs              424               117             5,303             1,113
      Impairment of furniture, computer equipment
         and software                                             --                --             1,662                --
      Goodwill amortization                                       67                67               201               201
                                                        ------------      ------------      ------------      ------------
          Total operating costs and expenses                   9,394             4,461            29,130            15,054
                                                        ------------      ------------      ------------      ------------
          Operating income (loss)                             (3,627)            4,701           (22,329)           15,191

OTHER INCOME (EXPENSE):
      Interest expense                                        (2,877)             (135)           (7,265)           (3,310)
      Gain (loss) on sale of assets                                4                43                (6)              207
      Gain (loss) on sale of division                          4,357                --             4,357               574
      Other, net                                                  14                16               (14)               23
                                                        ------------      ------------      ------------      ------------
          Income (loss) before income taxes                   (2,129)            4,625           (25,257)           12,685
INCOME TAX EXPENSE                                                --              (146)               --              (451)
                                                        ------------      ------------      ------------      ------------
          Net income (loss)                             $     (2,129)     $      4,479      $    (25,257)     $     12,234
                                                        ============      ============      ============      ============
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS:
      Basic                                             $     (4,282)     $      4,479      $    (27,410)     $     11,684
                                                        ============      ============      ============      ============
      Diluted                                           $     (4,282)     $      4,479      $    (27,410)     $     14,451
                                                        ============      ============      ============      ============
EARNINGS (LOSS) PER SHARE:
      Basic                                             $      (0.27)     $       0.09      $      (1.75)     $       0.37
                                                        ============      ============      ============      ============
      Diluted                                           $      (0.27)     $       0.09      $      (1.75)     $       0.30
                                                        ============      ============      ============      ============
NUMBER OF SHARES USED FOR COMPUTATION:
      Basic                                               15,590,000        49,145,000        15,686,000        31,417,000
                                                        ============      ============      ============      ============
      Diluted                                             15,590,000        49,147,000        15,686,000        48,495,000
                                                        ============      ============      ============      ============


              The Accompanying Notes Are an Integral Part of These
                       Consolidated Financial Statements.

                        EFTC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                                 2000           2001
                                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                        $ (25,257)     $  12,234
      Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
        Depreciation and amortization                                              6,328          4,679
        Amortization of debt issuance costs                                          743            368
        Impairment of property, plant and equipment                                1,662          1,153
        Accrued interest on exchangeable and convertible notes                     4,043          2,217
        Provision for excess and obsolete inventories                              4,821          4,184
        Provision for doubtful accounts receivable                                   596            385
        Loss (gain) on sale of assets                                                  6           (207)
        Loss (gain) on sale of division                                           (4,357)          (574)
        Stock-based compensation and services expense                                263             56
        Changes in operating assets and liabilities, net
          of effects of sale of business:
           Decrease (increase) in:
              Trade receivables                                                   (3,932)        17,815
              Inventories                                                        (43,760)        11,968
              Income taxes receivable                                              2,106             --
              Prepaid expenses and other                                           1,786             27
           Increase (decrease) in:
              Accounts payable                                                    (5,443)       (12,281)
              Accrued compensation and benefits                                     (362)          (878)
              Other accrued liabilities                                           (6,478)           282
                                                                               ---------      ---------
              Net cash provided (used) by operating activities                   (67,235)        41,428
                                                                               ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                12,846          1,495
      Payment of commissions related to sale of business                            (500)            --
      Capital expenditures                                                        (5,075)        (6,294)
                                                                               ---------      ---------
              Net cash provided (used) by investing activities                     7,271         (4,799)
                                                                               ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                                               296,706        291,153
      Principal payments on long-term debt                                      (243,138)      (322,712)
      Payments for debt issuance costs                                            (2,770)            --
      Increase (decrease) in outstanding checks in excess of cash balances         8,506         (5,261)
      Proceeds from exercise of stock options                                         --            218
                                                                               ---------      ---------
              Net cash provided (used) by financing activities                    59,304        (36,602)
                                                                               ---------      ---------
              Net increase (decrease) in cash and equivalents                       (660)            27

CASH AND  EQUIVALENTS:
      Beginning of period                                                            716             43
                                                                               ---------      ---------
      End of period                                                            $      56      $      70
                                                                               =========      =========


              The Accompanying Notes Are an Integral Part of These
                       Consolidated Financial Statements.

                        EFTC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (DOLLARS IN THOUSANDS)


                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                     2000         2001
                                                                     ----         ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                       $  2,797     $    801
                                                                   ========     ========
      Cash received (paid) for income taxes                        $  2,106     $   (171)
                                                                   ========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
      Issuance of 23,763,349 shares of common stock as a
        result of conversion of Convertible Notes                  $     --     $ 61,309
                                                                   ========     ========
      Issuance of 8,462,994 shares of common stock as a
        result of conversion of Convertible Preferred Stock        $     --     $ 15,233
                                                                   ========     ========
      Issuance of 390,000 shares of common stock in
        connection with lawsuit settlement obligation              $    987     $     --
                                                                   ========     ========
      Obligation to issue common stock in lawsuit settlement       $  2,303     $     --
                                                                   ========     ========
      Issuance of preferred stock for exchangeable notes,
        net of debt issuance costs of $206                         $ 14,207     $     --
                                                                   ========     ========
      Stock options granted as deferred compensation               $    377     $     --
                                                                   ========     ========
      Proceeds from sale of assets placed in escrow
        account                                                    $    500     $     --
                                                                   ========     ========
      Issuance of warrants to purchase common stock
        for debt issuance costs                                    $    326     $     --
                                                                   ========     ========


              The Accompanying Notes Are an Integral Part of These
                       Consolidated Financial Statements.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

Effective January 1, 2001, the Company changed its interim financial reporting to end on the Sunday closest to the last day of each calendar quarter, except for the fourth quarter of each year which will continue to end on December 31st. The third quarter of 2001 ended on September 30, 2001. This change did not have a material effect on the comparability between the first nine months and the third quarter of fiscal 2000 and 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. EARNINGS PER SHARE

Basic Earnings Per Share excludes dilution for potential common shares and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. For the computation of Basic Earnings Per Share, accrued dividends on preferred stock were deducted to arrive at net income or loss applicable to common stockholders.

Diluted Earnings Per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and Diluted Earnings Per Share are the same for all periods in 2000, as all potential common shares were antidilutive. For the nine months ended September 30, 2001, Diluted Earnings Per Share gives effect to shares issuable prior to the May 31, 2001 conversion of the Company's Convertible Notes and Convertible Preferred Stock, using the if-converted method. Under the if-converted method, it is assumed that conversion occurred at the beginning of the period, and that the Company would not have been required to incur interest and dividends on the Convertible Notes and Convertible Preferred Stock, respectively.

Presented below is the calculation of Net Income Applicable to Common Shareholders used in the calculation of Diluted Earnings Per Share for the quarter and the nine months ended September 30, 2001:

                                                QUARTER      NINE MONTHS
                                                -------      -----------
Net income                                     $   4,479     $   12,234
Interest on Convertible Debt                          --          2,217
                                               ---------     ----------
  Net Income Applicable to Common
   Stockholders                                $   4,479     $   14,451
                                               =========     ==========

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Presented below is the calculation of the number of shares used in the calculation of Diluted Earnings Per Share for the quarter and the nine months ended September 30, 2001:

                                                    QUARTER       NINE MONTHS
                                                    -------       -----------
     Basic Weighted Average Shares Outstanding     49,145,000     31,417,000
     Shares related to Convertible Debt before
     conversion                                            --     12,585,000
     Shares related to Preferred Stock before
     conversion                                            --      4,482,000
     Options and warrants                               2,000         11,000
                                                   ----------     ----------
          Number of Shares Used in Computation     49,147,000     48,495,000
                                                   ==========     ==========

Stock options and warrants for approximately 4,396,000 shares exercisable at prices ranging from $2.59 per share to $14.31 per share were outstanding at September 30, 2001 but were not included in the computation of Diluted Earnings Per Share because the exercise price of the options and warrants was greater than the average market price of the Company's common stock during the nine months ended September 30, 2001. Stock options and warrants for approximately 5,034,000 shares exercisable at prices ranging from $2.32 per share to $14.31 per share were outstanding at September 30, 2001 but were not included in the computation of Diluted Earnings Per Share because the exercise price of the options and warrants was greater than the average market price of the Company's common stock during the third quarter of 2001.


3. INVENTORIES

Inventories at December 31, 2000 and September 30, 2001 consist of the following:

                                                       2000        2001
                                                       ----        ----
     Purchased parts and completed subassemblies     $65,905     $52,490
     Work-in-process                                  14,284       8,329
     Finished goods                                    2,031       5,249
                                                     -------     -------
                                                     $82,220     $66,068
                                                     =======     =======

4. RESTRUCTURING AND SALE OF ASSETS

Beginning in the fourth quarter of 1998, the Company took actions to increase capacity utilization through the closure of facilities and the sale of assets. The aggregate operating results related to these locations, derived from the Company's divisional accounting records (excluding corporate costs, interest and income taxes), for the quarter and the nine months ended September 30, 2000 are summarized as follows:

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         FOR THE PERIOD ENDED
                                          SEPTEMBER 30, 2000
                                          ------------------
                                        QUARTER     NINE MONTHS
                                        -------     -----------
Net sales                               $     --      $ 11,932
Cost of goods sold                            27        14,011
                                        --------      --------
     Gross profit (loss)                $    (27)     $ (2,079)
                                        ========      ========
Selling, general and administrative
  expenses                              $    (11)     $   (812)
                                        ========      ========
Impairment of long-lived assets         $     --      $   (250)
                                        ========      ========

Management estimates that approximately $8,000 of the net sales shown above for the nine-month period relate to customers who agreed to transition the manufacture of their products to other facilities operated by the Company. Following is a description of each location that was impacted by a sale or restructuring during the first nine months of 2000.

SALE OF TUCSON ASSETS. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's leased facility in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for a purchase price of $13,240.

SOUTHEAST OPERATIONS. In September 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. In connection with the restructuring, the Company recognized a charge of approximately $700 for severance costs related to approximately 200 employees who were terminated in the second quarter of 2000. During the first quarter of 2000, the Company recognized charges totaling $950 for retention bonuses, relocation costs and other closure activities. During the second quarter of 2000, the Company recognized additional charges of $1,186 related to operations, impairment of equipment and final closure activities. The closure was substantially complete by the end of the second quarter of 2000 and all severance and retention costs were paid as of September 30, 2000.

5. HEADQUARTERS RELOCATION AND CHANGE IN ESTIMATES

In July 2000, the Company announced plans to relocate its corporate headquarters from Denver to Phoenix. During the second quarter of 2000, management assessed the estimated useful lives of the assets located in Denver and determined that it was not practical to utilize certain assets at the Phoenix location. In June 2000, the Company also evaluated the carrying value of intellectual property related to a customer whose business was transitioned to a new location. The aggregate carrying value of the Denver assets and the intellectual property as of March 31, 2000 was $2,133. Accordingly, during the second quarter of 2000 the estimated useful lives of these assets were shortened to coincide with the expected period that the assets will continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization expense of $711 ($.05 per share) during the third quarter of 2000, and $1,422 ($.09 per share) for the nine months ended September 30, 2000.

In connection with the Denver headquarters relocation and other changes in management, during the second and third quarters of 2000 the Company incurred an aggregate of $3,090 for severance, moving costs, and recruiting fees for new management and employees.

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6. DEBT FINANCING

         At December 31, 2000 and September 30, 2001, long-term debt consisted of the following:

                                                   2000         2001
                                                   ----         ----
Senior Subordinated Convertible Notes,
 interest at 8.875%, due June 2006                $59,093     $    --

Note payable to director, interest at 10%,
 unsecured, due March 2004                          3,000          --

Note payable to bank under revolving line of
 credit, interest at the prime rate plus .5%
 (6.0% at September 30, 2001), collateralized
 by substantially all assets, due March 2003       28,559          --
                                                  -------     -------

           Total long-term debt                   $90,652     $    --
                                                  =======     =======

In connection with the signing of the Merger Agreement discussed in Note 7, on May 31, 2001, the Senior Subordinated Convertible Notes with an aggregate principal and accrued interest balance of $61,309 were converted to 23,763,349 shares of the Company's common stock. Unamortized debt issuance costs of $1,635 related to the Notes were charged to additional paid-in capital in connection with the conversion. In June 2001, the Company repaid the $3,000 note payable to one of its directors.

7. MERGER AGREEMENT

On May 2, 2001, the Company; K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation ("K*TEC"); Thayer-Blum Funding II, L.L.C. ("TBF II"); and Suntek Corporation, formerly known as Express EMS Corporation ("Suntek"), a newly formed wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for, among other things, the merger of one wholly owned subsidiary of Suntek with and into the Company (the "EFTC Merger") and the merger of one wholly owned subsidiary of Suntek with and into K*TEC (the "K*TEC Merger"). K*TEC is a privately held electronic manufacturing services company based in Sugar Land, Texas. K*TEC is 100% owned by TBF II, an affiliate of Thayer-BLUM Funding L.L.C. ("TBF"), the Company's principal shareholder. TBF currently controls approximately 78% of the outstanding voting stock of the Company. A special committee comprised of the Company's independent directors negotiated the terms of the Merger Agreement on behalf of the minority shareholders of the Company.

On May 3, 2001, the parties to the Merger Agreement agreed to substitute TBF II as a party to the K*TEC Merger. Such substitution is reflected in the Amended and Restated Agreement and Plan of Merger dated as of May 3, 2001 by and among the Company, K*TEC, TBF II and Parent (the "Amended and Restated Merger Agreement").

                        EFTC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


In connection with the signing of the Merger Agreement, the Company entered into a stockholder agreement, as amended (the "Stockholder Agreement"), with TBF, TBF II and Suntek that required TBF to convert the Senior Subordinated Convertible Notes and the Series B preferred stock of the Company held by TBF into common stock on or before May 31, 2001. These conversions resulted in the issuance of approximately 32.2 million additional shares of common stock to TBF, which increased its voting control of the Company from 58% to approximately 78%. Pursuant to the Stockholder Agreement, TBF agreed to vote all of its shares of the Company's common stock in favor of the business combination.

Pursuant to the Amended and Restated Merger Agreement, Suntek is required to form two new wholly owned subsidiaries, which will merge with and into EFTC and TBF II, respectively. Following completion of the transactions, the Company and TBF II will be wholly owned subsidiaries of Suntek, whose common stock is expected to be traded on the Nasdaq National Market under the trading symbol "SNTX". Based upon the Amended and Restated Merger Agreement's exchange ratios, it is expected that the owner of TBF II will receive approximately 56% of Suntek's capital stock, while the Company's current shareholders (including TBF) will receive approximately 44% of the shares. Following consummation of the proposed business combination, TBF and its affiliates are expected to own approximately 90% of the outstanding capital stock of Suntek.

Consummation of the proposed business combination is subject to a number of closing conditions. Consequently, there can be no assurance that the business combination will be consummated. If the merger is consummated, management expects that it will be accounted for as a reorganization of entities under common control.

During the second and third quarters of 2001, the Company incurred transaction costs of $996 and $117, respectively, related to the proposed merger, primarily related to a fairness opinion and professional fees. Since the merger will be accounted for as a reorganization of entities under common control, the transactions costs are required to be charged to operations in the period incurred.

8. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

The effect of these Statements on the Company will be the elimination of EFTC's current 30-year straight-line amortization of goodwill and the requirement to begin testing goodwill and other intangible assets for impairment at least on an annual basis. Because of the extensive effort needed to comply with the adoption of Statements 141 and 142, it is not currently practicable to estimate the impact of adopting these Statements on the Company's consolidated financial statements, including whether any transitional impairment losses will be required to be recognized. If such losses are required to be recognized upon the initial application of these Statements, they would be accounted for as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe the initial application of Statement 143 will have a significant impact on the Company's consolidated financial statements.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not believe the initial application of Statement 144 will have a significant impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Special Note Regarding Forward-Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q.


GENERAL

      We are a provider of electronic manufacturing services to original equipment manufacturers. We focus on high-mix solutions that target the aerospace, industrial controls and instrumentation, medical equipment, semiconductor capital equipment, networking and telecommunications equipment industries. Our manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and complete "box-build" products. High-mix manufacturing involves processing printed circuit board assemblies in small-lots (up to 100 assemblies per production run) in a flexible manufacturing environment.

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

     Following completion of the transaction, EFTC and K*TEC will be wholly owned subsidiaries of Suntek Corporation, a newly formed holding company whose common stock is expected to be traded on the Nasdaq National Market under the trading symbol "SNTX". In connection with the signing of the merger agreement, Thayer-BLUM Funding, L.L.C. converted the Series B preferred stock and the Senior Subordinated Convertible Notes into shares of our common stock in May 2001.

     Our current directors will serve as the directors of Suntek following the merger. Consummation of the proposed business combination is subject to a number of closing conditions. Consequently, there can be no assurance that the business combination will be consummated. If the merger is consummated, management expects that it will be accounted for as a reorganization of entities under common control. For more information regarding the proposed combination, see our proxy statement, which is included in the Registration Statement on Form S-4 filed by Suntek with the Securities and Exchange Commission.

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

      The following table sets forth certain operating data as a percentage of net sales:

                                      QUARTER ENDED          NINE MONTHS ENDED
                                      -------------          -----------------
                                       SEPTEMBER 30:            SEPTEMBER 30:
                                       -------------            -------------
                                     2000         2001        2000         2001
                                    ------       ------      ------       ------
Net sales                            100.0%       100.0%      100.0%       100.0%
Cost of goods sold                    93.3%        89.1%       97.0%        89.6%
                                    ------       ------      ------       ------
    Gross profit                       6.7%        10.9%        3.0%        10.4%
Selling, general and
  administrative                      10.3%         5.1%        9.7%         4.7%
Recapitalization and merger
  costs                                0.5%         0.1%        2.4%         0.4%
Impairment of furniture,
  computer equipment and software       --           --         0.7%          --
Goodwill amortization                  0.1%         0.1%        0.1%         0.1%
                                    ------       ------      ------       ------

    Operating income (loss)           (4.2%)        5.6%       (9.9%)        5.2%
                                    ======       ======      ======       ======

     QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30,
2001

      Net Sales. Net sales decreased $2.2 million, or 2.5%, from $86.3 million for the quarter ended September 30, 2000 to $84.1 million for the quarter ended September 30, 2001. Approximately 55% of our net sales for the third quarter of 2000 related to manufacturing services for Honeywell at our Phoenix plant, compared to approximately 58% for the third quarter of 2001. Despite the increase in sales to Honeywell in the third quarter of 2001, sales to other customers were lower, primarily due the general economic slowdown. For the third quarter of 2001, sales to Honeywell accounted for 85% of our consolidated net sales.

      We estimate that net sales for the fourth quarter of 2001 may decline up to approximately 40% sequentially from net sales for the third quarter of 2001, due to overall order softness from our existing customers. We are not able to provide guidance beyond the fourth quarter of 2001 due to the uncertainty in the markets served by many of our customers.

      Gross Profit. Our gross profit increased by $3.4 million from a gross profit of $5.8 million in the third quarter of 2000 to a gross profit of $9.2 million in the third quarter of 2001. Similarly, gross profit as a percentage of net sales improved from 6.7% of net sales in the third quarter of 2000 to 10.9% of net sales in the third quarter of 2001. The improvement in gross profit during the third quarter of 2001 is primarily attributable to an overall improvement in operational efficiency and more favorable product mix with our customers.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") decreased $4.6 million, or 52.0%, from $8.9 million in the third quarter of 2000 to $4.3 million in the third quarter of 2001. SG & A expenses for the quarter ended September 30, 2000 included $1.5 million for consulting services intended to accelerate operational improvement at each of our facilities. Additionally, SG & A expenses for the third quarter of 2000 include a charge of $0.7 million for accelerated depreciation and amortization of assets that were not expected to be utilized after the 2000 relocation of our corporate headquarters to Phoenix. We also recognized charges of $1.3 million for severance, recruiting and other costs associated with changes in management during the third quarter of 2000.

      After excluding all of the charges discussed above, SG & A expenses decreased $1.1 million from $5.4 million for the third quarter of 2000 to $4.3 million in the third quarter of 2001. This decrease in SG & A is primarily attributable to a decrease in costs related to the relocation of our corporate headquarters to Phoenix.

      Recapitalization and Merger Transaction Costs. During 2001, we incurred costs, primarily for professional fees, of $0.1 million related to our proposed combination with K*TEC. If this combination is consummated, it will be accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations in the third quarter. During 2000, we incurred costs of $0.4 million related to the August 2000 Special Shareholders Meeting for the approval of the recapitalization by Thayer-BLUM Funding L.L.C.

      Interest Expense. Interest expense decreased $2.8 million, or 95.3%, from $2.9 million in the third quarter of 2000 to $0.1 million in the third quarter of 2001. Our weighted average borrowings have decreased from $90.8 million for the third quarter of 2000 to $0.5 million for the third quarter of 2001. The decreased debt level in 2001 was primarily due to the conversion of $61.3 million of debt to common stock on May 31, 2001. The reduction in debt was also attributable to improved working capital management during 2001.

      Lower interest rates in 2001 also contributed to the reduction in interest expense. The interest rate on the $54 million of Exchangeable Notes that were outstanding during the third quarter of 2000 accrued interest at 15% compared to the reduced rate of 8.875% that went into effect after the recapitalization was approved by our shareholders in August 2000. Additionally, the prime rate has decreased by 1.25 percentage points during the third quarter of 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime rate.

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

      Based on the increased level of earnings generated in the third quarter of 2001, we determined that an income tax provision of $0.1 million should be recognized. This provision was due to a valuation allowance for Federal alternative minimum tax and a provision for state income taxes at locations where the state net operating loss carryovers were not sufficient to offset expected taxable income for 2001.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Net Sales. Net sales increased $63.7 million, or 28.2%, from $225.8 million for the first nine months of 2000 to $289.4 million for the first nine months of 2001. Approximately 48% of our net sales for the first nine months of 2000 related to manufacturing services for Honeywell at our Phoenix plant, compared to approximately 60% for the first nine months of 2001. All of the increase in net sales during the first nine months of 2001 was attributable to increased sales to Honeywell at our Phoenix plant. For the first nine months of 2001, the overall concentration of business with Honeywell accounted for 82% of our consolidated net sales.

      We estimate that net sales for the fourth quarter of 2001 may decline up to 40% sequentially from net sales for the third quarter of 2001, due to overall order softness from our existing customers. We are not able to provide guidance beyond the fourth quarter of 2001 due to the uncertainty in the markets served by many of our customers.

      Gross Profit. Our gross profit increased $23.4 million from $6.8 million for the first nine months of 2000 compared to $30.2 million for the first nine months of 2001. Similarly, gross profit as a percentage of net sales improved from 3.0% of net sales in the first nine months of 2000 to 10.4% of net sales in the first nine months of 2001. The improvement in gross profit during the first nine months of 2001 is primarily attributable to an overall improvement in capacity utilization and operational efficiency at our facilities, and more favorable product mix with our customers. The improvement in capacity utilization was driven by changes initiated in 1999 and the first nine months of 2000, including the closure of our Ft. Lauderdale facility and the sale of the assets of our Tucson facility. The Ft. Lauderdale and Tucson facilities generated a combined gross profit deficiency of $2.1 million during the first nine months of 2000. Gross profit for the first nine months of 2000 was also negatively impacted by $0.8 million related to the transition of additional manufacturing services under the Honeywell agreement in the first quarter of 2000.

      During the first nine months of 2001, we assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast, and the abandonment of manufacturing-related software that is no longer expected to be used. Due to changes in our customers and product mix, we also assessed the carrying value of intellectual property and manufacturing equipment related to those customers during the first nine months of 2001. Accordingly, we recognized impairment expense of $1.2 million that is included in our cost of goods sold in 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG & A") decreased $8.3 million, or 37.4%, from $22.0 million for the nine months ended September 30, 2000 to $13.7 million for the first nine months of 2001. SG & A expenses for the first nine months of 2000 included $3.0 million for consulting services intended to accelerate operational improvement at each of our facilities. SG & A for the first nine months of 2000 also included a charge of $1.4 million for accelerated depreciation and amortization of assets that were not expected to be utilized after the 2000 relocation of our corporate headquarters to Phoenix. We also recognized charges of $3.1 million for severance, recruiting and other costs associated with changes in management during the first nine months of 2000. Finally, the results for the first nine months of 2000 include $0.8 million for SG & A at divisions that were sold or closed by the end of September 2000.

      After excluding all of the charges discussed above, SG & A expense amounted to $13.7 million for the first nine months of 2000 and 2001. Despite the significant increase in sales, SG & A expenses have remained stable, primarily due to the elimination of costs as a result of the closure of the Denver headquarters in the fourth quarter of 2000.

      Impairment of Long-lived Assets. During the first nine months of 2000, we recognized an impairment charge of $1.7 million, including $1.3 million for software that we decided to abandon.

      Recapitalization and Merger Transaction Costs. In connection with the March 2000 recapitalization, we incurred charges totaling $5.3 million for financial advisor fees, a fee paid to Thayer-BLUM Funding, costs related to a Special Shareholder Meeting to approve the recapitalization, and due diligence costs for legal, accounting and management consultants. We capitalized costs associated with the Senior Subordinated Exchangeable Notes and the new revolving credit agreement, and all other costs were charged to operations during the first nine months of 2000.

      In the first nine months of 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $1.1 million related to the proposed combination with K*TEC. If this combination is consummated, it will be accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations in the first nine months of 2001.

      Interest Expense. Interest expense decreased $4.0 million, or 54.4%, from $7.3 million for the first nine months of 2000 to $3.3 million in the first nine months of 2001. Our outstanding debt decreased from $86.5 million at September 30, 2000 to none at September 30, 2001. The decreased debt level at September 30, 2001 was primarily due to the conversion of $61.3 million of debt to common stock on May 31, 2001. The reduction in debt was also attributable to improved working capital management during the first nine months of 2001, which resulted in the repayment of nearly $29 million of debt under our revolving credit agreement and a $3 million note payable owed to a director.

      Lower interest rates in 2001 also contributed to the reduction in interest expense. The interest rate on the $54 million of Exchangeable Notes that were outstanding during the second and third quarters of 2000 accrued interest at 15% compared to the reduced rate of 8.875% that went into effect after the recapitalization was approved by our shareholders in August 2000. Additionally, the prime rate has decreased by four percentage points during the first nine months of 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime rate.

      Gain (Loss) on Sale of Assets. During 1999, the Company recognized a loss of $20.6 million in connection with the sale of substantially all of the assets of the Services Division. The 1999 loss gave effect to the deferral of $2.5 million of the proceeds for a post closing Earn-Out Contingency. During 2000, the purchaser agreed to pay $1.9 million under the Earn-Out Contingency provision of the sales agreement. Accordingly, the Company recognized a gain of $4.4 million in the first nine months of 2000, consisting of $2.5 million of the 1999 proceeds that the Company was entitled to retain and the additional consideration of $1.9 million that the purchaser agreed to pay. However, in the fourth quarter of 2000 we notified the purchaser that we believed we were entitled to a higher payment than the $1.9 million that they calculated.

      In April 2001, we entered into a settlement agreement with respect to the earn-out calculation and, as a result of this agreement, we received a final payment of $0.6 million that accounted for the $0.6 million gain on sale of division in 2001. During the first nine months of 2001, we also recognized a gain of $0.2 million from the sale of equipment.

      Income Taxes. Due to significant net losses in 1999 and 2000, we have recorded a valuation allowance for all of our net deferred tax assets. Based on the level of earnings generated through the third quarter of 2001, we determined that an income tax provision of $0.5 million should be recognized. This provision was due to a valuation allowance for Federal alternative minimum tax and a provision for state income taxes at locations where the state net operating loss carryovers were not sufficient to offset expected taxable income for 2001. Utilization of the Company's net operating loss carryovers is subject to limitation as a result of the change in ownership of the Company that occurred during 2000.

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

     The effect of these Statements on the Company will be the elimination of EFTC's current 30-year straight-line amortization of goodwill and the requirement to begin testing goodwill and other intangible assets for impairment at least on an annual basis. Because of the extensive effort needed to comply with the adoption of Statements 141 and 142, it is not currently practicable to estimate the impact of adopting these Statements on the Company's consolidated financial statements, including whether any transitional impairment losses will be required to be recognized. If such losses are required to be recognized upon the initial application of these Statements, they would be accounted for as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe the initial application of Statement 143 will have a significant impact on the Company's consolidated financial statements.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not believe the initial application of Statement 144 will have a significant impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      Our working capital at September 30, 2001 totaled $55.2 million compared to $72.0 million at December 31, 2000. At September 30, 2001, we did not have any outstanding borrowings under our $45.0 million revolving credit facility and unused availability was approximately $33.2 million under the credit facility.

      Cash Flows from Operating Activities. Net cash provided by operating activities for the first nine months of 2001 was $41.4 million, compared with net cash used in operating activities of $67.2 million in the first nine months of 2000. The difference between our net income in the first nine months of 2001 of $12.2 million and our $41.4 million operating cash flow was primarily attributable to a $17.8 million decrease in trade receivables, a reduction in inventories of $12.0 million, $4.7 million of depreciation and amortization expense, a $4.2 million provision for excess and obsolete inventories, a $2.2 million increase in accrued interest on convertible debt, and an impairment charge of $1.2 million, partially offset by a reduction of $12.3 million in accounts payable.

      Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 26 days for the third quarter of 2001, compared to 31 days for the third quarter of 2000. Days sales outstanding for the third quarter of 2001 were affected favorably by a new financing program for a substantial portion of our receivables whereby the receivables are generally collected in 10 days in exchange for a discount of 0.5%.

      Inventories decreased 19.6% to $66.1 million at September 30, 2001, compared to $82.2 million at December 31, 2000. For the third quarter of 2001, inventory turns (i.e., annualized net sales divided by period end inventory) amounted to 5.1 times per year. This compares to 3.9 times for the third quarter of 2000. During 2000, one of our biggest challenges involved financing the higher levels of inventories required to support increased sales at our Phoenix facility. During the last nine months of 1999 and much of 2000, these difficulties worsened because of industry-wide shortages of components that ultimately delayed shipment of finished goods to customers. By the fourth quarter of 2000, the component shortages had diminished and we had generally improved our inventory management practices, which contributed to improved inventory turns in 2001 compared to 2000.

      Cash Flows from Investing Activities. Net cash used in investing activities in the first nine months of 2001 was $4.8 million compared with net cash provided by investing activities of $7.3 million in the first nine months of 2000. Our investing cash flows in the first nine months of 2001 reflect $6.3 million in capital expenditures (including leasehold improvements of $1.6 million at our new Northeast facility, $1.2 million for information technology assets, and $1.1 million for new manufacturing equipment), partially offset by $1.5 million of proceeds from the sale of assets. The proceeds from asset sales consisted primarily of $0.6 million received as a final settlement under the earn-out provision from the September 1999 sale of our Services Division, and the release of $0.5 million of proceeds from the February 2000 sale of Tucson assets that were required to be released from escrow one year after closing.

      During the first nine months of 2001, we entered into a 10-year operating lease that provides for annual payments of approximately $0.6 million for a new manufacturing facility in Lawrence, Massachusetts. This facility opened in October 2001 and replaces our facility in

Wilmington, Massachusetts that provided for annual lease payments of approximately $0.7 million.

      Cash Flows from Financing Activities. Net cash used in financing activities in the first nine months of 2001 was $36.6 million, compared with net cash provided by financing activities of $59.3 million in the first nine months of 2000. Our financing cash flows in the first nine months of 2001 reflect a net reduction in borrowings under our revolving line of credit of $28.6 million, the repayment of a $3.0 million loan from a director, and a $5.3 million reduction in outstanding checks in excess of cash balances.

      We believe we have adequate capital resources to fund working capital and other cash requirements for the next 12 months. At September 30, 2001, we had unused availability of approximately $33.2 million under our revolving credit facility.

      SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report constitute "forward-looking statements" within the meaning of the federal securities laws. Additional written or oral forward-looking statements may be made by us from time to time, in press releases, annual or quarterly reports to shareholders, filings with the Securities and Exchange Commission, presentations or otherwise. Such forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, prospects for achieving cost savings, future capacity utilization, future sales, profitability and capital expenditures, our proposed merger with K*TEC Electronics Holding Corporation, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

      Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause such differences include, but are not limited to, the recent declining sales trend; the dependence on Honeywell; general economic conditions and specific conditions in the markets EFTC addresses, including the recent significant economic slowdown in the technology sector and the recent terrorist activities and resulting military and other action and their impact on the aerospace segment of the electronics industry; the impact of the proposed business combination with K*TEC; integration of management, information, operating and financial systems; control by our majority shareholder; new management team; diversion of management attention; and other factors detailed in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2000 and our preliminary proxy statement included in the Registration Statement on Form S-4 filed by Suntek on November 8, 2001.

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

      Not Applicable.

      (b)  REPORTS ON FORM 8-K:

      Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           EFTC CORPORATION
                                           -------------------------------------
                                                (Registrant)



Date:  November 14, 2001                   /s/ James K. Bass
                                           -------------------------------------
                                           James K. Bass
                                           Chief Executive Officer




Date:  November 14, 2001                   /s/ Peter W. Harper
                                           -------------------------------------
                                           Peter W. Harper
                                           Chief Financial Officer




Date:  November 14, 2001                   /s/ James A. Doran
                                           -------------------------------------
                                           James A. Doran
                                           Chief Accounting Officer